Form 10-Q
period 2022-03-31
Owl Rock Technology Finance Corp. II
filed 2022-05-12
CIK 1889668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
Commission File Number 000-55977
______________________________________________________________________________
OWL ROCK TECHNOLOGY FINANCE CORP. II
(Exact name of Registrant as specified in its Charter)
______________________________________________________________________________

Maryland (State or other jurisdiction of incorporation or organization)	87-2993019 (I.R.S. Employer Identification No.)

399 Park Avenue, 38th Floor, New York, New York (Address of principal executive offices)	10022 (Zip Code)
Registrant’s telephone number, including area code: (212) 419-3000
______________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of May 12, 2022, the registrant had 22,118,981 shares of common stock, $0.01 par value per share, outstanding.

i

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Owl Rock Technology Finance Corp. II (the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•an economic downturn could disproportionately impact the companies that we intend to target for investment, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from these companies;
•an economic downturn could also impact availability and pricing of our financing and our ability to access the debt and equity capital markets;
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•the impact of the “COVID-19” pandemic and related changes in base interest rates and significant market volatility on our business, our portfolio companies, our industry and the global economy including as a result of recent supply chain disruptions;
•interest rate volatility, including the decommissioning of LIBOR, could adversely affect our results, particularly because we use leverage as part of our investment strategy;
•currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•our future operating results;
•our business prospects and the prospects of our portfolio companies including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•the impact of interest rates and inflation on our business prospects and the prospects of our portfolio companies;
•our contractual arrangements and relationships with third parties;
•the ability of our portfolio companies to achieve their objectives;
•competition with other entities and our affiliates for investment opportunities;
•the speculative and illiquid nature of our investments;
•the use of borrowed money to finance a portion of our investments as well as any estimates regarding potential use of leverage;
•the adequacy of our financing sources and working capital;
•the loss of key personnel;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of Owl Rock Technology Advisors II LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Adviser to attract and retain highly talented professionals;
•our ability to maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);
•the effect of legal, tax and regulatory changes including the Coronavirus Aid Relief and Economic Security Act signed into law in December 2020 and the American Rescue Plan Act of 2021, signed into law in March 2021; and
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine;
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Owl Rock Technology Finance Corp. II
Consolidated Statement of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2022	December 31,
	(Unaudited)	2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $308,157)	$308,474	$—
Cash	144,453	44,830
Interest receivable	767	—
Subscription receivable	2,775	—
Prepaid expenses and other assets	215	123
Total Assets	$456,684	$44,953
Liabilities
Debt (net of unamortized debt issuance costs of $3,803)	$125,703	$—
Management fee payable	2,317	394
Incentive fee payable	6	—
Payables to affiliates	301	198
Payable for investments purchased	9,850	—
Accrued expenses and other liabilities	791	343
Total Liabilities	$138,968	$935
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 22,118,981 shares issued and outstanding	$221	$30
Additional paid-in-capital	319,141	44,332
Total distributable earnings (losses)	(1,646)	(344)
Total Net Assets	317,716	44,018
Total Liabilities and Net Assets	$456,684	$44,953
Net Asset Value Per Share	$14.36	$14.67
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp. II
Consolidated Statement of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

For the Three Months Ended March 31,
2022
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$989
Payment-in-kind interest income	190
Dividend income	908
Other income	83
Total investment income from non-controlled, non-affiliated investments	2,170
Total Investment Income	2,170
Expenses
Interest expense	$308
Management fees	2,317
Incentive fees	6
Offering expenses	50
Professional fees	303
Directors' fees	274
Other general and administrative	277
Total Expenses	3,535
Net Investment Income (Loss) Before Taxes	(1,365)
Excise tax expense	—
Net Investment Income (Loss) After Taxes	(1,365)
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$63
Translation of assets and liabilities in foreign currencies	(67)
Total Net Change in Unrealized Gain (Loss)	(4)
Net Realized Gain (Loss):
Foreign currency transactions	$67
Total Net Realized Gain (Loss)	67
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,302)
Earnings (Loss) Per Share - Basic and Diluted	$(0.16)
Weighted Average Shares Outstanding - Basic and Diluted	8,089,515
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Application Software
Community Brands ParentCo, LLC(5)(9)(16)	First lien senior secured loan	SR + 5.75%	2/24/2028	$12,750	$12,502	$12,495	3.9%
Community Brands ParentCo, LLC(5)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR + 5.75%	2/24/2024	—	(15)	(15)	—%
Community Brands ParentCo, LLC(5)(13)(14)(16)	First lien senior secured revolving loan	SR + 5.75%	2/24/2028	—	(15)	(15)	—%
				12,750	12,472	12,465	3.9%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(5)(10)(16)	First lien senior secured loan	SR + 6.00%	3/11/2027	6,000	5,911	5,910	1.9%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(5)(13)(15)(16)	First lien senior secured delayed draw term loan	SR + 6.00%	5/16/2022	—	—	—	—%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(5)(13)(15)(16)	First lien senior secured delayed draw term loan	SR + 6.00%	9/30/2022	—	—	—	—%
				6,000	5,911	5,910	1.9%
Construction & Engineering
Dodge Construction Network LLC(5)(8)(16)	First lien senior secured loan	SR + 4.75%	2/23/2029	10,000	9,850	9,850	3.1%
				10,000	9,850	9,850	3.1%
Diversified Financial Services
Hg Genesis 9 Sumoco Limited(5)(11)(16)(18)	Unsecured facility	E + 7.00% PIK	3/10/2027	44,506	43,921	44,172	13.9%
Smarsh Inc.(5)(9)(16)	First lien senior secured loan	SR + 6.50%	2/19/2029	25,905	25,650	25,648	8.1%
Smarsh Inc.(5)(13)(14)(15)(16)	First lien senior secured delayed draw term loan	SR + 6.50%	2/19/2024	—	(32)	—	—%
Smarsh Inc.(5)(13)(14)(16)	First lien senior secured revolving loan	SR + 6.50%	2/19/2029	—	(16)	(16)	—%
				70,411	69,523	69,804	22.0%
Health Care Technology
Interoperability Bidco, Inc. (dba Lyniate)(5)(7)(16)	First lien senior secured loan	L + 6.25%	12/28/2026	23,913	23,768	23,763	7.5%
Interoperability Bidco, Inc. (dba Lyniate)(5)(7)(15)(16)	First lien senior secured delayed draw term loan	L + 6.25%	1/28/2023	4,783	4,744	4,752	1.5%
Interoperability Bidco, Inc. (dba Lyniate)(5)(13)(14)(16)	First lien senior secured revolving loan	L + 6.25%	12/26/2024	—	(8)	(8)	—%
PointClickCare Technologies, Inc.(5)(10)(16)(18)	First lien senior secured loan	SR + 4.00%	12/29/2027	10,000	9,851	9,850	3.1%
				38,696	38,355	38,357	12.1%
Healthcare providers and services
Diagnostic Service Holdings, Inc. (dba Rayus Radiology)(5)(9)(16)	First lien senior secured loan	SR + 5.50%	3/15/2025	9,994	9,995	9,994	3.2%
Natural Partners, LLC(5)(6)(16)(18)	First lien senior secured loan	L + 6.00%	11/29/2027	9,313	9,131	9,127	2.9%
Natural Partners, LLC(5)(13)(14)(16)(18)	First lien senior secured revolving loan	L + 6.00%	11/29/2027	—	(14)	(14)	—%
				19,307	19,112	19,107	6.1%
Pharmaceuticals
Foundation Consumer Brands, LLC(5)(7)(16)	First lien senior secured loan	L + 5.50%	2/12/2027	10,005	10,007	10,004	3.1%

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
				10,005	10,007	10,004	3.1%
Specialty Retail
Vermont Aus Pty Ltd(5)(9)(16)(18)	First lien senior secured loan	SR + 5.50%	3/22/2028	10,000	9,752	9,750	3.1%
				10,000	9,752	9,750	3.1%
Systems Software
HS Purchaser, LLC and Help/Systems Holdings, Inc.(5)(8)(16)	Second lien senior secured loan	SR + 6.75%	11/19/2027	17,941	17,762	17,762	5.6%
				17,941	17,762	17,762	5.6%
Total non-controlled/non-affiliated portfolio company debt investments				$195,110	$192,744	$193,009	60.9%

Equity Investments
Capital Markets
Acorns Grow Incorporated(12)(17)(18)	Series F Preferred Stock	5.00% PIK	N/A	572,135	10,033	10,033	3.2%
					10,033	10,033	3.2%
Health Care Technology
Minerva Holdco, Inc.(12)(16)(17)	Series A Preferred Stock	10.75% PIK	N/A	50,000	49,687	49,664	15.6%
					49,687	49,664	15.6%
Systems Software
6sense Insights, Inc.(17)(19)	Preferred Equity	N/A	N/A	316,128	10,001	10,000	3.1%
Axonius, Inc.(17)(19)	Preferred Equity	N/A	N/A	866,637	10,007	10,000	3.1%
Halo Parent Newco, LLC(12)(17)	Class H PIK Preferred Equity	11.00% PIK	N/A	36,203	35,685	35,768	11.3%
					55,693	55,768	17.5%
Total non-controlled/non-affiliated portfolio company equity investments					$115,413	$115,465	36.3%
Total non-controlled/non-affiliated portfolio company investments					$308,157	$308,474	97.2%
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(3)As of March 31, 2022, the net estimated unrealized gain for U.S. federal income tax purposes was $1.2 million based on a tax cost basis of $307.2 million. As of March 31, 2022, the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $1.2 million.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one-, three-, six- ot twelve- month LIBOR), Secured Overnight Financing Rate ("SOFR" or "SR," which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include three- or six-month EURIBOR), SONIA ("SONIA” or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(6)The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2022 was 0.45%.
(7)The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2022 was 0.96%.
(8)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2022 was 0.29%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2022 was 0.67%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2022 was 1.07%.
(11)The interest rate on this loan is subject to 3 month EURIBOR, which as of March 31, 2022 was (0.46)%.
(12)Contains a fixed-rate structure.
(13)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(14)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(15)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(16)Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(17)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2022, the aggregate fair value of these securities is $115.5 million or 36.3% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
Acorns Grow Incorporated	Series F Preferred Stock	March 08, 2022
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
Axonius, Inc.	Preferred Equity	March 11, 2022
6sense Insights, Inc.	Preferred Equity	January 20, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	February 22, 2022
(18)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2022, non-qualifying assets represented 18.0% of total assets as calculated in accordance with the regulatory requirements.
(19)Investment is non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp. II
Consolidated Statement of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

Three Months Ended March 31,
2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$(1,365)
Net change in unrealized gain (loss)	(4)
Net realized gain (loss)	67
Net Increase (Decrease) in Net Assets Resulting from Operations	(1,302)
Capital Share Transactions
Issuance of common shares	275,000
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	275,000
Total Increase (Decrease) in Net Assets	273,698
Net Assets, at beginning of period	44,018
Net Assets, at end of period	$317,716
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp. II
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)

Three Months Ended March 31,
2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,302)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(307,222)
Proceeds from investments and investment repayments, net	6
Net amortization of discount on investments	(33)
Net change in unrealized (gain) loss on investments	(63)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	67
Paid-in-kind interest and dividends	(908)
Amortization of debt issuance costs	87
Amortization of offering costs	50
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(767)
(Increase) decrease in prepaid expenses and other assets	(60)
Increase (decrease) in management fee payable	1,923
Increase (decrease) in incentive fee payable	6
Increase (decrease) in payables to affiliates	103
Increase (decrease) in payable for investments purchased	9,850
Increase (decrease) in accrued expenses and other liabilities	448
Net cash used in operating activities	(297,815)
Cash Flows from Financing Activities
Borrowings on debt	129,185
Debt issuance costs	(3,890)
Proceeds from issuance of common shares (net of change in subscriptions receivable)	272,225
Offering costs paid	(82)
Net cash provided by financing activities	397,438
Net increase (decrease) in cash	99,623
Cash, beginning of period	44,830
Cash, end of period	$144,453
Supplemental and Non-Cash Information
Interest paid during the period	75
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
On December 10, 2021, the Company formed a wholly-owned subsidiary, OR Tech Lending II LLC, a Delaware limited liability company. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business. Owl Rock Technology Advisors II LLC (the “Adviser”) serves as the Company’s investment adviser, an indirect subsidiary of Blue Owl Capital, Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company. As of April 1, 2022, the Owl Rock division of Blue Owl also includes a CLO business ("Wellfleet"), which was acquired from affiliates of Littlejohn & Co. LLC.
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
On December 1, 2021, the Company commenced its loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering. In January 2022, the Company made its first portfolio company investment.
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
Use of Estimates
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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•With respect to investments for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;
•The Audit Committee reviews the valuation recommendations and recommends values for each investment to the Board; and
•The Board reviews the recommended valuations and determines the fair value of each investment.
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
•Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
•Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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
Foreign Currency
Foreign currency amounts are translated into U.S. dollars on the following basis:
•cash, fair value of investments, outstanding debt, other assets and liabilities: at the spot exchange rate on the last business day of the period; and
•purchases and sales of investments, borrowings and repayments of such borrowings, income and expenses: at the rates of exchange prevailing on the respective dates of such transactions.

The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s Revolving Credit Facility to fund these investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

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
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2022, no investments are on non-accrual status.
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
The Company does not currently qualify as a “publicly offered regulated investment company,” as defined in the Code. Accordingly, shareholders will be taxed as though they received a distribution of some of the expenses. A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. The Company cannot determine when it will qualify as a publicly offered RIC. If we do not qualify as a publicly offered RIC during the tax year, a non-corporate shareholder’s allocable portion of the Company’s affected expenses, including its management fees, will be treated as an additional distribution to shareholders. A non-corporate shareholder’s allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such shareholders.
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
New Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. ASU No. 2021-01 provides increased clarity as the Company continues to evaluate the transition of reference rates and is currently evaluating the impact of adopting ASU No. 2020-04 and 2021-01 on the consolidated financial statements.
Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
Note 3. Agreements and Related Party Transactions
Administration Agreement
On December 1, 2021, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. On May 3, 2022, the Board approved the continuation of the Administration Agreement.

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
For the three months ended March 31, 2022, the Company incurred expenses of approximately $0.3 million for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
As of March 31, 2022 and December 31, 2021, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $0.3 million and $0.2 million, respectively.
Investment Advisory Agreement
On December 1, 2021, the Company entered into an Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals. On May 3, 2022, the Board approved the continuation of the Investment Advisory Agreement.
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
For the three months ended March 31, 2022, management fees were $2.3 million.
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
For the three months ended March 31, 2022, the Company did not incur incentive fees based on net investment income.
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
For the three months ended March 31, 2022, the Company incurred performance based incentive fees of $6 thousand, based on capital gains, partially offset by unrealized losses.
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
License Agreement
On December 1, 2021, the Company entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Blue Owl has granted the Company a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, the Company has a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company has no legal right to the “Owl Rock” name or logo.
Note 4. Investments
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, "non-affiliated investments" are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments. The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
Investments at fair value and amortized cost consisted of the following as of March 31, 2022:

	March 31, 2022
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	131,061	131,075
Second-lien senior secured debt investments	17,762	17,762
Unsecured debt investments	43,921	44,172
Preferred equity investments	115,413	115,465
Total Investments	$308,157	$308,474

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
The Company uses GICS for classifying the industry groupings of its portfolio companies. The industry composition of investments based on fair value as of March 31, 2022 was as follows:

March 31, 2022
Application Software	4.0%
Beverages	1.9%
Capital Markets	3.3%
Construction & Engineering	3.2%
Diversified Financial Services	22.6%
Health Care Technology	28.6%
Healthcare providers and services	6.2%
Pharmaceuticals	3.2%
Specialty Retail	3.2%
Systems Software	23.8%
Total	100.0%
The geographic composition of investments based on fair value as of March 31, 2022 was as follows:

March 31, 2022
United States:
Midwest	22.5%
Northeast	35.1%
South	4.0%
West	14.8%
International	23.6%
Total	100.0%
Note 5. Fair Value of Investments
Investments
The following tables present the fair value hierarchy of investments as of March 31, 2022:

	Fair Value Hierarchy as of March 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	—	—	131,075	131,075
Second-lien senior secured debt investments	—	—	17,762	17,762
Unsecured debt investments	—	—	44,172	44,172
Preferred equity investments	—	—	115,465	115,465
Total Investments at fair value	—	—	308,474	308,474

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2022:

	As of and for the Three Months Ended March 31, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Total
Fair value, beginning of period	—	—	—	—	—
Purchases of investments, net	131,050	17,762	43,918	114,492	307,222
Payment-in-kind	—	—	—	908	908
Proceeds from investments, net	(6)	—	—	—	(6)
Net change in unrealized gain (loss)	14	—	251	52	317
Net realized gains (losses)	—	—	—	—	—
Net amortization of discount on investments	17	—	3	13	33
Transfers into (out of) Level 3(1)	—	—	—	—	—
Fair value, end of period	131,075	17,762	44,172	115,465	308,474
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended March 31, 2022, there were no transfers between levels.
The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three months ended March 31, 2022:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2022 on Investments Held at March 31, 2022
First-lien senior secured debt investments	14
Second-lien senior secured debt investments	—
Unsecured debt investments	251
Preferred equity investments	52
Total Investments	317
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2022. The weighted average range of unobservable inputs is based on fair value of investments. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$131,075	Recent Transaction	Transaction Price	97.5% - 100.0% (98.9%)	Increase
Second-lien senior secured debt investments	$17,762	Recent Transaction	Transaction Price	99.0% - 99.0% (99.0%)	Increase
Unsecured debt investments	$44,172	Recent Transaction	Transaction Price	99.3% - 99.3% (99.3%)	Increase
Preferred equity investments	$115,465	Recent Transaction	Transaction Price	98.0% - 100.0% (98.6%)	Increase
The Company typically determines the fair value of its performing Level 3 debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure.

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. For the Company’s Level 3 equity investments, a market approach, based on comparable publicly-traded company and comparable market transaction multiples of revenues, earnings before interest, taxes, depreciation and amortization (“EBITDA”) or some combination thereof and comparable market transactions are typically used.
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of March 31, 2022:

	March 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value
Subscription Credit Facility	$125,703	$125,703
Promissory Note	—	—
Total Debt	$125,703	$125,703
(1)The carrying value of the Company’s Subscription Credit Facility is presented net of unamortized debt issuance costs of $3.8 million.
The following table presents fair value measurements of the Company’s debt obligations as of March 31, 2022:

($ in thousands)	March 31, 2022
Level 1	—
Level 2	—
Level 3	125,703
Total Debt	125,703
Debt Not Carried at Fair Value
As of March 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2022, the Company’s asset coverage was 327.8%.
Debt obligations consisted of the following as of March 31, 2022:

	March 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	700,000	129,506	570,494	125,703
Promissory Note	250,000	—	250,000	—
Total Debt	950,000	129,506	820,494	125,703
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Subscription Credit Facility is presented net of unamortized debt issuance costs of $3.8 million.

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
For the three months ended March 31, 2022, the components of interest expense were as follows:

For the Three Months Ended March 31,
($ in thousands)	2022
Interest expense	$221
Amortization of debt issuance costs	87
Total Interest Expense	$308
Average interest rate	2.9%
Average daily borrowings	$30,406

Credit Facilities
Subscription Credit Facility
On February 18, 2022 (the “Closing Date”), Owl Rock Technology Finance Corp. II (the “Company”) entered into a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent (the “Administrative Agent”) and as the lender.
The maximum principal amount of the Credit Facility is $700 million, subject to availability under the borrowing base, which is based on unused capital commitments. The Credit Facility includes a provision permitting the Company to increase the size of the Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1.5 billion, if the existing or new lenders agree to commit to such increase.
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

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of March 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2022
($ in thousands)
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)	First lien senior secured delayed draw term loan	2,000
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)	First lien senior secured delayed draw term loan	2,000
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,304
Natural Partners, LLC	First lien senior secured revolving loan	681
Smarsh Inc.	First lien senior secured delayed draw term loan	6,477
Smarsh Inc.	First lien senior secured revolving loan	1,619
Total Unfunded Portfolio Company Commitments		16,331
The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.
Investor Commitments
As of March 31, 2022, the Company had approximately $1.5 billion in total Capital Commitments from investors (approximately $1.2 billion undrawn), of which $50.0 million is from entities affiliated with or related to the Adviser (approximately $34.1 million undrawn). As of December 31, 2021, the Company had approximately $802.7 million in total Capital Commitments from investors (approximately $757.7 million undrawn), of which $50.0 million is from entities affiliated with or related to the Adviser (approximately $45.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2022, management was not aware of any pending or threatened litigation.
Note 8. Net Assets
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
During the three months ended March 31, 2022, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
February 11, 2022	January 28, 2022	8,710,668	$125,000
March 29, 2022	March 16, 2022	10,408,213	150,000
Total		19,118,881	$275,000
Dividend Reinvestment
With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of the Company’s common stock rather than

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
receiving cash distributions. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2022:

Three Months Ended March 31,
($ in thousands, except per share amounts)	2022
Increase (decrease) in net assets resulting from operations	(1,302)
Weighted average shares of common stock outstanding—basic and diluted	8,089,515
Earnings (loss) per common share-basic and diluted	$(0.16)
Note 10. Income Taxes
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
For the three months ended March 31, 2022, the Company did not accrue U.S federal excise taxes.

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Note 11. Financial Highlights
The following are the financial highlights for a common share outstanding during the period from inception to March 31, 2022:

Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2022
Per share data:
Net asset value, beginning of period	$14.67
Net investment income (loss)(1)	(0.17)
Net realized and unrealized gain (loss)	0.01
Total from operations	(0.16)
Issuance of common stock(2)	(0.15)
Distributions declared from net investment income	—
Total increase (decrease) in net assets	(0.31)
Net asset value, end of period	$14.36
Shares outstanding, end of period	22,118,981
Total Return(3)	(2.1)%
Ratios / Supplemental Data
Asset coverage ratio	327.8%
Ratio of total expenses to average net assets	7.9%
Ratio of net investment income to average net assets	(3.1)%
Net assets, end of period	$317,716
Weighted-average shares outstanding	8,089,515
Total capital commitments, end of period	$1,519,548
Ratio of total contributed capital to total committed capital, end of period	21.1%
Portfolio turnover rate	—%
Year of formation	2021
(1)The per share data was derived using the weighted average shares outstanding during the period.
(2)The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the issuance of common stock because of the timing of sales of the Company’s shares.
(3)Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Total return is not annualized.
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events to disclose except for the following:
Investor Commitments
As of May 12, 2022, the Company had approximately $1.7 billion in total Capital Commitments from investors (approximately $1.4 billion undrawn), of which $50.0 million is from entities affiliated with or related to the Adviser (approximately $34.1 million undrawn).
Dividend
On May 3, 2022, the Board declared a distribution of 90% of estimated first quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for the first quarter for shareholders of record on June 30, 2022, payable on or before August 15, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Technology Finance Corp. II and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2021 and in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Technology Advisors II LLC ("ORTA II"), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA” and together with the Adviser, ORTA, ORTA II, ORPFA and ORDA, the "Owl Rock Advisers"), and includes Wellfleet. As of March 31, 2022, the Adviser and its affiliates had $44.8 billion of assets under management across the Owl Rock division of Blue Owl. The Owl Rock Advisers are investment advisers. As of April 1, 2022, the Owl Rock division of Blue Owl also includes a CLO business (“Wellfleet”), which was acquired from affiliates of Littlejohn & Co. LLC.
The management of our investment portfolio is the responsibility of the Adviser and the Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W.

Packer and is supported by certain members of the Adviser's senior executive team and the Investment Committee. The Investment Team including members of Wellfleet, under the Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
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
We have elected to be regulated as a BDC under the 1940 Act and intend to elect to be treated as a regulated investment company (“RIC”) for tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we are required to comply with various statutory and regulatory requirements, such as:
•the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•source of income limitations;
•asset diversification requirements; and
•the requirement to distribute (or be treated as distributing) in each taxable year at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.
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
We have and continue to assess the impact of COVID-19 on our portfolio companies. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and may cause, business shutdowns, cancellations of events and travel. In addition, while economic activity remains healthy and well improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation and elements of geopolitical, economic and financial market instability both globally and in the United States.
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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments, including publicly traded debt instruments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through March 31, 2022, our Adviser or its affiliates have originated $56.0 billion aggregate principal amount of investments across multiple industries, of which $53.0 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle market companies. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
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
We target portfolio companies where we can structure larger transactions. As of March 31, 2022, our average investment size in each of our portfolio companies was approximately $19.3 million based on fair value. As of March 31, 2022, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 48.3% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $330.7 million, weighted average annual EBITDA of $121.2 million and a weighted average enterprise value of $2.4 billion. As of March 31, 2022, investments we classify as growth capital represented 51.8% of our total portfolio based on fair value and these portfolio companies had a weighted average enterprise value of $8.4 billion and an average interest coverage of 1.4x.
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
The majority of our new investments are indexed to SOFR; however, we have material contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary. Certain contracts have an orderly market transition already in process. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.
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
Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. In addition, the Adviser shall be solely responsible for any placement or “finder’s” fees payable to placement agents engaged by the Company or its affiliates in connection with the offering of securities by the Company. We will bear our allocable portion of the costs of the compensation, benefits and related administrative expenses (including travel expenses) of our officers who provide operational and administrative services hereunder, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Adviser or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs and in acting on our behalf). We also will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including Management Fees and Incentive Fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:
•the cost of our organization and any offerings;
•the cost of calculating our net asset value, including the cost of any third-party valuation services;
•the cost of effecting any sales and repurchases of the common stock and other securities;
•fees and expenses payable under any dealer manager agreements, if any;
•debt service and other costs of borrowings or other financing arrangements;
•costs of hedging;
•expenses, including travel expense, incurred by the Adviser, or members of the investment team, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;
•escrow agent, transfer agent and custodial fees and expenses;
•fees and expenses associated with marketing efforts;
•federal and state registration fees, any stock exchange listing fees and fees payable to rating agencies;
•federal, state and local taxes;
•independent directors’ fees and expenses, including certain travel expenses;

•costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration fees, listing fees and licenses, and the compensation of professionals responsible for the preparation of the foregoing;
•the costs of any reports, proxy statements or other notices to our shareholders (including printing and mailing costs);
•the costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;
•commissions and other compensation payable to brokers or dealers;
•research and market data;
•fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
•direct costs and expenses of administration, including printing, mailing, long distance telephone and staff;
•fees and expenses associated with independent audits, outside legal and consulting costs;
•costs of winding up;
•costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;
•extraordinary expenses (such as litigation or indemnification); and
•costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws.
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
Portfolio and Investment Activity
As of March 31, 2022, based on fair value, our portfolio consisted of 42.5% first lien senior secured debt investments (of which 48.9% we consider to be unitranche debt investments (including “last out” portions of such loans)), 5.8% second lien senior secured debt investments, 14.3% unsecured debt investments, and 37.4% preferred equity investments.
As of March 31, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 7.7% and 7.7%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 8.3% and 8.3%, respectively.
As of March 31, 2022, we had investments in 16 portfolio companies with an aggregate fair value of $308.5 million. As of March 31, 2022, we had net leverage of (0.05)x debt-to-equity.
Based on current market conditions, the pace of our investment activities, including originations and repayments, may vary. The strength of the financing and merger and acquisitions markets, and the current low interest rate environment has led to increased originations and an active pipeline of investment opportunities including demand for equity investments and large unitranche debt investments. However, there have been headwinds in the financing and merger and acquisitions markets resulting from high and persistent inflation, a shifting interest rate environment, geopolitical events and the ongoing impact from COVID-19 globally. We are monitoring the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities and we will continue to seek to invest in recession-resistant industries that we are familiar with. Our Adviser monitors portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company.

Our investment activity for the three months ended March 31, 2022 is presented below (information presented herein is at par value unless otherwise indicated).

Three Months Ended March 31,
($ in thousands)	2022
New investment commitments
Gross originations	$327,440
Less: Sell downs	—
Total new investment commitments	$327,440
Principal amount of investments funded:
First-lien senior secured debt investments	$127,886
Second-lien senior secured debt investments	17,941
Unsecured debt investments	44,297
Preferred equity investments(1)	116,203
Total principal amount of investments funded	$306,327
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$—
Second-lien senior secured debt investments	—
Unsecured debt investments	—
Preferred equity investments	—
Total principal amount of investments sold or repaid	$—
Number of new investment commitments in new portfolio companies(2)	16
Average new investment commitment amount	$18,202
Weighted average term for new debt investment commitments (in years)	5.6
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	—%
Weighted average interest rate of new debt investment commitments	7.1%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.1%
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month LIBOR, which was 0.96% as of March 31, 2022.
As of March 31, 2022, our investments consisted of the following:

	March 31, 2022
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	131,061	131,075
Second-lien senior secured debt investments	17,762	17,762
Unsecured debt investments	43,921	44,172
Preferred equity investments	115,413	115,465
Total Investments	$308,157	$308,474
(1)48.9% of which we consider unitranche loans as of March 31, 2022.

We use GICS for classifying the industry groupings of our portfolio companies. The industry composition of investments based on fair value as of March 31, 2022 was as follows:

March 31, 2022
Application Software	4.0%
Beverages	1.9%
Capital Markets	3.3%
Construction & Engineering	3.2%
Diversified Financial Services	22.6%
Health Care Technology	28.6%
Healthcare providers and services	6.2%
Pharmaceuticals	3.2%
Specialty Retail	3.2%
Systems Software	23.8%
Total	100.0%
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below describes investments by geographic composition based on fair value as of March 31, 2022:

March 31, 2022
United States:
Midwest	22.5%
Northeast	35.1%
South	4.0%
West	14.8%
International	23.6%
Total	100.0%
The weighted average yields and interest rates of our investments at fair value as of March 31, 2022 were as follows:

March 31, 2022
Weighted average total yield of portfolio	7.7%
Weighted average total yield of debt and income producing securities	8.3%
Weighted average interest rate of debt securities	6.8%
Weighted average spread over SOFR of all floating rate investments	6.1%
The weighted average yield of our debt and income producing securities is not the same as a return on investment for our shareholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of all of our and our subsidiaries’ fees and expenses. The weighted average yield was computed using the effective interest rates as of each respective date, including accretion of original issue discount and loan origination fees, but excluding investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.
Our Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action with respect to each portfolio company. Our Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
•assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•comparisons to other companies in the portfolio company’s industry; and
•review of monthly or quarterly financial statements and financial projections for portfolio companies.

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
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of March 31, 2022:

March 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$—	—%
2	308,474	100%
3	—	—%
4	—	—%
5	—	—%
Total	$308,474	100%
The following table shows the amortized cost of our performing and non-accrual debt investments as of March 31, 2022:

	March 31, 2022
($ in thousands)	Amortized Cost	Percentage
Performing	$308,157	100.0%
Non-accrual	—	—
Total	$308,157	100.0%
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

Results of Operations
The following table represents the operating results for the three months ended March 31, 2022:

For the Three Months Ended March 31,
($ in thousands)	2022
Total Investment Income	$2,170
Less: Expenses	3,535
Net Investment Income (Loss) Before Taxes	$(1,365)
Less: Income taxes, including excise taxes	—
Net Investment Income (Loss) After Taxes	$(1,365)
Net change in unrealized gain (loss)	(4)
Net realized gain (loss)	67
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,302)
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
Investment Income
Investment income for the three months ended March 31, 2022 was as follows:

For the Three Months Ended March 31,
($ in thousands)	2022
Interest income	$989
Payment-in-kind interest income	190
Dividend income	908
Other income	83
Total investment income	$2,170
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Three Months Ended March 31, 2022
Investment income increased to $2.2 million for the three months ended March 31, 2022 primarily due to an increase in interest income as a result of an increase in our debt investment portfolio which, at par, increased to $195.1 million as of March 31, 2022. PIK interest income was $190 thousand as a result of adding new investments with contractual payment-in-kind interest to our portfolio. Dividend income was $908 thousand due to an increase in our portfolio of dividend income-producing investments. Other income was $83 thousand due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investment and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
Expenses for the three months ended March 31, 2022 were as follows:

For the Three Months Ended March 31,
($ in thousands)	2022
Interest expense	$308
Management fees	2,317
Incentive fees	6
Offering expenses	50
Professional fees	303
Directors' fees	274
Other general and administrative	277
Total expenses	$3,535

Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the Three Months Ended March 31, 2022
Total expenses were $3.5 million for the three months ended March 31, 2022 primarily due to incurred management fees, initial organization expenses, professional fees, and director's fees as a result of ramping the portfolio.

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
For the three months ended March 31, 2022, we did not accrue U.S. federal excise tax.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three months ended March 31, 2022, net change in unrealized gains (losses) was comprised of the following:

For the Three Months Ended March 31,
($ in thousands)	2022
Net change in unrealized gain (loss) on investments	$63
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(67)
Net change in unrealized gain (loss)	$(4)
For the Three Months Ended March 31, 2022
For the three months ended March 31, 2022, the net unrealized gain was primarily driven by an increase in the fair value of our investments compared to the initial purchase. The primary drivers of our portfolio’s unrealized gains were current market conditions compared to the initial purchase.
Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the three months ended March 31, 2022 were comprised of the following:

For the Three Months Ended March 31,
($ in thousands)	2022
Net realized gain (loss) on investments	$—
Net realized gain (loss) on foreign currency transactions	67
Net realized gain (loss)	$67
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
Cash as of March 31, 2022, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funds for long-term cash needs will come from unused net proceeds from financing activities and our capital commitments. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of March 31, 2022, we had $144.5 million in cash. During the three months ended March 31, 2022, we used $297.8 million in cash for operating activities, primarily as a result of funding portfolio investments of $307.2 million. Cash provided by financing activities was $397.4 million during the period, primarily from borrowings on debt and proceeds from the issuance of shares.
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
During the three months ended March 31, 2022, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
February 11, 2022	January 28, 2022	8,710,668	$125,000
March 29, 2022	March 16, 2022	10,408,213	150,000
Total		19,118,881	$275,000
Distributions
During the three months ended March 31, 2022, we did not declare any distributions on shares of our common stock.
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
Debt
Aggregate Borrowings
Debt obligations consisted of the following as of March 31, 2022:

	March 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	700,000	129,506	570,494	125,703
Promissory Note	250,000	—	250,000	—
Total Debt	950,000	129,506	820,494	125,703
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Subscription Credit Facility is presented net of unamortized debt issuance costs of $3.8 million.

For the three months ended March 31, 2022, the components of interest expense were as follows:

For the Three Months Ended March 31,
($ in thousands)	2022
Interest expense	$221
Amortization of debt issuance costs	87
Total Interest Expense	$308
Average interest rate	2.9%
Average daily borrowings	$30,406
Subscription Credit Facility
On February 18, 2022 (the “Closing Date”), Owl Rock Technology Finance Corp. II (the “Company”) entered into a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent (the “Administrative Agent”) and as the lender.
The maximum principal amount of the Credit Facility is $700 million, subject to availability under the borrowing base, which is based on unused capital commitments. The Credit Facility includes a provision permitting the Company to increase the size of the Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1.5 billion, if the existing or new lenders agree to commit to such increase.
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of March 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	March 31, 2022
($ in thousands)
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)	First lien senior secured delayed draw term loan	2,000
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)	First lien senior secured delayed draw term loan	2,000
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,304
Natural Partners, LLC	First lien senior secured revolving loan	681
Smarsh Inc.	First lien senior secured delayed draw term loan	6,477
Smarsh Inc.	First lien senior secured revolving loan	1,619
Total Unfunded Portfolio Company Commitments		16,331
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
As of March 31, 2022, the Company had approximately $1.5 billion and in total Capital Commitments from investors (approximately $1.2 billion undrawn), of which $50.0 million is from entities affiliated with or related to the Adviser (approximately $34.1 million undrawn). As of December 31, 2021, the Company had approximately $802.7 million in total Capital Commitments from investors (approximately $757.7 million undrawn), of which $50.0 million is from entities affiliated with or related to the Adviser (approximately $45.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2022, management was not aware of any pending or threatened litigation.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Dealer Manager Agreement;
•the Placement Agent Agreement; and
•the License Agreement.
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
Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies should be read in connection with our risk factors as described in our Form 10-K for the fiscal year ended December 31, 2021 and in “ITEM 1A. RISK FACTORS.”

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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the bid price of those market quotations;
•With respect to investment for which market quotations are not readily available, the valuation process begins with the independent valuation firm(s) providing a preliminary valuation of each investment to the Adviser’s valuation committee;
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee. Agreed upon valuation recommendations are presented to the Audit Committee;
•The Audit Committee reviews the valuations recommendations and recommends values for each investment to the Board; and
•The Board reviews the recommended valuations and determines the fair value of each investment.
We conduct this valuation process on a quarterly basis.
We apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
•Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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
Distributions
We intend to elect to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under Subchapter M of the Code. To obtain and maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distribution for tax purposes equal to at least 90 percent of the sum of our:
•investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and
•net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions) for such taxable year.
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

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) during each calendar year an amount at least equal to the sum of:
•98% of our net ordinary income excluding certain ordinary gains or losses for that calendar year;
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of that calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.
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
Recent Developments
Investor Commitments
As of May 12, 2022, the Company had approximately $1.7 billion in total Capital Commitments from investors (approximately $1.4 billion undrawn), of which $50.0 million is from entities affiliated with or related to the Adviser (approximately $34.1 million undrawn).

Dividend
On May 3, 2022, the Board declared a distribution of 90% of estimated first quarter investment company taxable income, if any, and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for the first quarter for shareholders of record on June 30, 2022, payable on or before August 15, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and therefore, we will value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.
Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As of March 31, 2022, 100.0% of our debt investments based on fair value were floating rates. Additionally, the weighted average LIBOR floor, based on fair value, of our debt investments was 0.7%.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month LIBOR and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income
Up 300 basis points	$5,829	$3,885	$1,944
Up 200 basis points	$3,878	$2,590	$1,288
Up 100 basis points	$1,926	$1,295	$631
Up 50 basis points	$951	$648	$303
Down 50 basis points	$(431)	$(648)	$217
Down 100 basis points	$(636)	$(1,245)	$609

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
Item 4. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
(b)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
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
In addition, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. The ongoing conflict and the rapidly evolving measures in response could be expected to have a negative impact on the economy and business activity globally and could have a material adverse effect on our portfolio companies and our business, financial condition, cash flows and results of operations. The severity and duration of the conflict and its impact on global economic and market conditions are impossible to predict. In addition, sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 3, 2022, the Board, appointed Jennifer McMillon to serve as the Company's Co-Treasurer and Co-Controller.
Ms. McMillon is a Managing Director of Blue Owl and also serves as the Co-Chief Accounting officer of ORCC II, ORCC III, ORCIC and ORTIC and as the Co-Treasurer and Co-Controller of each of the Owl Rock BDCs. Before joining Blue Owl, Ms.

McMillon led the accounting department of Tiptree Inc. (TIPT), a national capital holding company, as the Vice President of Technical Accounting and External Reporting from 2017-2022. She was responsible for financial reporting, valuation/purchase accounting, and numerous internal control functions. From 2013-2017, Ms. McMillon served as the Regional Accounting & Reporting Director, Americas of Koch Industries/Georgia Pacific, from 2009-2013 she served as an Accounting Manager at Oaktree Capital and Centerbridge Partners, and prior to that Ms. McMillon worked in public accounting for nearly ten years, spending most of this tenure at PricewaterhouseCoopers. Ms. McMillon earned her B.S. in Accounting from Florida State University and is a licensed Certified Public Accountant in New York.
Item 6. Exhibits, Financial Statement Schedules
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

10.1
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
____________________
*Filed herein
**Furnished herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Technology Finance Corp. II

Date: May 12, 2022	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Technology Finance Corp. II

Date: May 12, 2022	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer