Form 10-Q
period 2022-06-30
Owl Rock Technology Finance Corp. II
filed 2022-08-12
CIK 1889668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of August 11, 2022, the registrant had 43,320,394 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of the “COVID-19” pandemic, changes in base interest rates and significant market volatility on our business and our portfolio companies (including our business prospects and the prospects of our portfolio companies including the ability to achieve our and their business objectives), our industry and the global economy including as a result of ongoing supply chain disruptions;
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
•the effect of legal, tax and regulatory changes; and
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine;
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

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Owl Rock Technology Finance Corp. II
Consolidated Statement of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2022	December 31,
	(Unaudited)	2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $780,854)	$769,134	$—
Cash	238,499	44,830
Interest receivable	2,547	—
Dividend income receivable	184	—
Investments funded in advance	121,068	—
Subscription receivable	2,215	—
Prepaid expenses and other assets	244	123
Total Assets	$1,133,891	$44,953
Liabilities
Debt (net of unamortized debt issuance costs of $9,547)	$508,951	$—
Management fee payable	4,436	394
Payables to affiliates	773	198
Payable for investments purchased	8,314	—
Accrued expenses and other liabilities	1,584	343
Total Liabilities	$524,058	$935
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 43,320,394 and 3,000,100 shares issued and outstanding, respectively	$433	$30
Additional paid-in-capital	618,929	44,332
Total accumulated undistributed (overdistributed) earnings	(9,529)	(344)
Total Net Assets	609,833	44,018
Total Liabilities and Net Assets	$1,133,891	$44,953
Net Asset Value Per Share	$14.08	$14.67
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp. II
Consolidated Statement of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2022	2022
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$5,115	$6,103
Payment-in-kind interest income	737	927
Dividend income	2,766	3,674
Other income	97	180
Total investment income from non-controlled, non-affiliated investments	8,715	10,884
Total Investment Income	8,715	10,884
Expenses
Interest expense	$2,187	$2,495
Management fees	3,819	6,136
Incentive fees	(6)	—
Offering expenses	68	117
Professional fees	326	601
Directors' fees	266	541
Other general and administrative	570	875
Total Expenses	7,230	10,765
Net Investment Income (Loss) Before Taxes	1,485	119
Excise tax expense	—	—
Net Investment Income (Loss) After Taxes	1,485	119
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$(9,238)	$(9,175)
Translation of assets and liabilities in foreign currencies	(90)	(157)
Total Net Change in Unrealized Gain (Loss)	(9,328)	(9,332)
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	24	24
Foreign currency transactions	$(64)	$4
Total Net Realized Gain (Loss)	(40)	28
Net Increase (Decrease) in Net Assets Resulting from Operations	$(7,883)	$(9,185)
Earnings (Loss) Per Share - Basic and Diluted	$(0.35)	$(0.59)
Weighted Average Shares Outstanding - Basic and Diluted	22,817,928	15,494,408
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Application Software
Armstrong Bidco Limited(6)(14)(19)(21)	First lien senior secured loan	SA + 5.75%	6/28/2029	$6,454	$6,375	$6,292	1.0%
Armstrong Bidco Limited(6)(16)(18)(19)(21)	First lien senior secured delayed draw term loan	SA + 5.75%	6/30/2025	—	—	—	—%
Community Brands ParentCo, LLC(6)(11)(19)	First lien senior secured loan	SR + 5.75%	2/24/2028	12,718	12,479	12,305	2.1%
Community Brands ParentCo, LLC(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 5.75%	2/26/2024	—	(14)	(34)	—%
Community Brands ParentCo, LLC(6)(16)(17)(19)	First lien senior secured revolving loan	SR + 5.75%	2/24/2028	—	(14)	(24)	—%
Fullsteam Operations LLC(6)(8)(16)(18)(19)	First lien senior secured delayed draw term loan	L + 7.50% (incl. 3.00% PIK)	5/13/2024	10,356	9,619	9,602	1.6%
				29,528	28,445	28,141	4.7%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(6)(10)(19)	First lien senior secured loan	SR + 6.25%	3/11/2027	6,000	5,915	5,835	1.0%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(6)(10)(19)	First lien senior secured delayed draw term loan	SR + 6.25%	3/11/2027	2,000	1,952	1,945	0.3%
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(6)(10)(19)	First lien senior secured delayed draw term loan	SR + 6.25%	3/11/2027	2,000	1,952	1,945	0.3%
				10,000	9,819	9,725	1.6%
Commercial Services & Supplies
SimpliSafe Holding Corporation(6)(10)(19)	First lien senior secured loan	SR + 6.25%	4/30/2027	20,576	20,175	20,165	3.4%
SimpliSafe Holding Corporation(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 6.25%	5/2/2024	—	(25)	(26)	—%
				20,576	20,150	20,139	3.4%
Construction & Engineering
Dodge Construction Network LLC(6)(11)(19)	First lien senior secured loan	SR + 4.75%	2/23/2029	10,000	9,856	9,750	1.6%
				10,000	9,856	9,750	1.6%
Consumer Finance
Affirm, Inc.(5)(19)(21)	Senior convertible notes	N/A	11/16/2026	25,000	16,701	14,245	2.3%
				25,000	16,701	14,245	2.3%
Diversified Consumer Services
Sophia, L.P.(6)(10)(19)	First lien senior secured loan	SR + 4.25%	10/7/2027	10,000	9,903	9,900	1.6%
				10,000	9,903	9,900	1.6%
Diversified Financial Services
Hg Genesis 9 Sumoco Limited(6)(13)(19)(21)	Unsecured facility	E + 7.00% PIK	3/10/2027	42,566	44,688	42,260	7.0%
Smarsh Inc.(6)(11)(19)	First lien senior secured loan	SR + 6.50%	2/16/2029	25,905	25,656	25,322	4.2%
Smarsh Inc.(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 6.50%	2/19/2024	—	(31)	(81)	—%
Smarsh Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	SR + 6.50%	2/16/2029	—	(15)	(36)	—%
				68,471	70,298	67,465	11.2%
Health Care Providers & Services

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Diagnostic Service Holdings, Inc. (dba Rayus Radiology)(6)(8)(19)	First lien senior secured loan	L + 5.50%	3/15/2025	9,987	9,987	9,863	1.6%
Natural Partners, LLC(6)(7)(19)(21)	First lien senior secured loan	L + 6.00%	11/29/2027	9,290	9,114	8,988	1.5%
Natural Partners, LLC(6)(16)(17)(19)(21)	First lien senior secured revolving loan	L + 6.00%	11/29/2027	—	(13)	(22)	—%
TC Holdings, LLC (dba TrialCard)(6)(11)(19)	First lien senior secured loan	SR + 5.00%	4/14/2027	8,929	8,843	8,839	1.4%
TC Holdings, LLC (dba TrialCard)(6)(16)(17)(19)	First lien senior secured revolving loan	SR + 5.00%	4/14/2027	—	(10)	(11)	—%
				28,206	27,921	27,657	4.5%
Health Care Technology
Iconic IMO Merger Sub, Inc.(6)(10)(19)	First lien senior secured loan	SR + 6.00%	5/11/2029	20,846	20,436	20,429	3.3%
Iconic IMO Merger Sub, Inc.(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 6.00%	5/13/2024	—	(49)	(50)	—%
Iconic IMO Merger Sub, Inc.(6)(10)(16)(19)	First lien senior secured revolving loan	SR + 6.00%	5/11/2028	248	200	199	—%
Imprivata, Inc.(6)(10)(19)	Second lien senior secured loan	SR + 6.25%	12/1/2028	17,647	17,476	17,470	2.9%
Interoperability Bidco, Inc. (dba Lyniate)(6)(11)(19)	First lien senior secured loan	SR + 7.00%	12/28/2026	28,624	28,449	28,123	4.6%
Interoperability Bidco, Inc. (dba Lyniate)(6)(16)(17)(19)	First lien senior secured revolving loan	SR + 7.00%	12/26/2024	—	(7)	(23)	—%
PointClickCare Technologies, Inc.(6)(12)(19)(21)	First lien senior secured loan	SR + 4.00%	12/29/2027	9,975	9,832	9,676	1.6%
				77,340	76,337	75,824	12.4%
IT Services
Kaseya Inc.(6)(11)(19)	First lien senior secured loan	SR + 5.75%	6/25/2029	78,050	76,493	76,489	12.5%
Kaseya Inc.(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 5.75%	6/24/2024	—	(47)	(47)	—%
Kaseya Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	SR + 5.75%	6/25/2029	—	(94)	(95)	—%
				78,050	76,352	76,347	12.5%
Pharmaceuticals
Foundation Consumer Brands, LLC(6)(8)(19)	First lien senior secured loan	L + 5.50%	2/12/2027	9,515	9,517	9,396	1.5%
				9,515	9,517	9,396	1.5%
Specialty Retail
Vermont Aus Pty Ltd(6)(11)(19)(21)	First lien senior secured loan	SR + 5.50%	3/22/2029	9,975	9,736	9,601	1.6%
				9,975	9,736	9,601	1.6%
Systems Software
Anaplan, Inc.(6)(10)(19)	First lien senior secured loan	SR + 6.50%	6/21/2029	130,890	129,588	129,581	21.2%
Anaplan, Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	SR + 6.50%	6/21/2028	—	(94)	(94)	—%
Appfire Technologies, LLC(6)(11)(16)(19)	First lien senior secured revolving loan	SR + 5.50%	3/9/2027	47	35	34	—%
Appfire Technologies, LLC(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	SR + 5.50%	6/14/2024	—	(67)	(69)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(6)(9)(19)	Second lien senior secured loan	L + 7.25%	12/1/2028	9,503	8,315	8,838	1.4%
HS Purchaser, LLC and Help/Systems Holdings, Inc.(6)(10)(19)	Second lien senior secured loan	SR + 6.75%	11/19/2027	20,000	19,810	19,050	3.1%

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Rubrik, Inc.(6)(11)(19)	First lien senior secured loan	SR + 6.50%	6/10/2027	28,269	27,708	27,762	4.6%
Rubrik, Inc. (6)(16)(17)(19)	First lien senior secured delayed draw term loan	SR + 6.50%	6/10/2027	—	—	(58)	—%
Securonix, Inc.(6)(11)(19)	First lien senior secured loan	SR + 6.50%	4/5/2028	19,774	19,583	19,576	3.2%
Securonix, Inc.(6)(16)(17)(18)(19)	First lien senior secured revolving loan	SR + 6.50%	4/5/2028	—	(34)	(36)	—%
				208,483	204,844	204,584	33.5%
Total non-controlled/non-affiliated portfolio company debt investments				$585,144	$569,879	$562,774	92.4%

Equity Investments
Capital Markets
Acorns Grow Incorporated(15)(20)(21)	Series F Preferred Stock	5.00% PIK	N/A	572,135	10,193	10,319	1.7%
					10,193	10,319	1.7%
Health Care Technology
BEHP Co-Investor II, L.P.(19)(20)(21)(22)	Common Equity	N/A	N/A	1,269,969	1,273	1,270	0.2%
Minerva Holdco, Inc.(15)(19)(20)	Series A Preferred Stock	10.75% PIK	N/A	50,000	51,069	47,871	7.8%
WP Irving Co-Invest, L.P.(19)(20)(21)(22)	Common Equity	N/A	N/A	1,250	1,250	1,250	0.2%
					53,592	50,391	8.2%
Insurance
Coherent Group Limited(20)(21)(22)	Series B Preferred Shares	N/A	N/A	153,095	16,002	16,000	2.6%
					16,002	16,000	2.6%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(19)(20)	Preferred Equity	11.75% PIK	N/A	62,500	60,941	60,937	10.0%
					60,941	60,937	10.0%
Systems Software
6sense Insights, Inc.(20)(22)	Preferred Equity	N/A	N/A	316,128	10,001	9,376	1.5%
Axonius, Inc.(20)(22)	Preferred Equity	N/A	N/A	866,637	10,032	10,000	1.6%
Halo Parent Newco, LLC(15)(20)	Class H PIK Preferred Equity	11.00% PIK	N/A	36,203	40,519	39,647	6.5%
Project Alpine Co-Invest Fund, LP(19)(20)(21)(22)	Common Equity	N/A	N/A	9,689,664	9,695	9,690	1.6%
					70,247	68,713	11.2%
Total non-controlled/non-affiliated portfolio company equity investments					$210,975	$206,360	33.7%
Total non-controlled/non-affiliated portfolio company investments					$780,854	$769,134	126.1%
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)The amortized cost represents the original cost adjusted for the amortization and accretion of premiums and discounts, as applicable, on debt investments using the effective interest method.
(3)As of June 30, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $8.2 million based on a tax cost basis of $777.4 million. As of June 30, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $8.9 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $0.7 million.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Level 2 investment.
(6)Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one-, three-, six- ot twelve- month LIBOR), Secured Overnight Financing Rate ("SOFR" or "SR," which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include three- or six-month EURIBOR), SONIA ("SONIA” or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(7)The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2022 was 1.79%.

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)
(8)The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2022 was 2.29%.
(9)The interest rate on these loans is subject to 6 month LIBOR, which as of June 30, 2022 was 2.94%.
(10)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2022 was 1.69%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2022 was 2.12%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2022 was 2.63%.
(13)The interest rate on this loan is subject to 3 month EURIBOR, which as of June 30, 2022 was (0.20)%.
(14)The interest rate on this loan is subject to 3 month SONIA, which as of June 30, 2022 was 1.55%.
(15)Contains a fixed-rate structure.
(16)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(17)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(18)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(19)Represents co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(20)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2022, the aggregate fair value of these securities is $206.4 million or 33.8% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
6sense Insights, Inc.	Preferred Equity	January 20, 2022
Acorns Grow Incorporated	Series F Preferred Stock	March 08, 2022
Axonius, Inc.	Preferred Equity	March 11, 2022
BEHP Co-Investor II, L.P.	Common Equity	May 06, 2022
Coherent Group Limited	Series B Preferred Shares	April 21, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	February 22, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Preferred Equity	June 23, 2022
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
Project Alpine Co-Invest Fund, LP	Common Equity	June 10, 2022
WP Irving Co-Invest, L.P.	Common Equity	May 18, 2022
(21)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2022, non-qualifying assets represented 11.3% of total assets as calculated in accordance with the regulatory requirements.
(22)Investment is non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp. II
Consolidated Statement of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2022	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$1,485	$119
Net change in unrealized gain (loss)	(9,328)	(9,332)
Net realized gain (loss)	(40)	28
Net Increase (Decrease) in Net Assets Resulting from Operations	(7,883)	(9,185)
Capital Share Transactions
Issuance of common shares	300,000	575,000
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	300,000	575,000
Total Increase (Decrease) in Net Assets	292,117	565,815
Net Assets, at beginning of period	317,716	44,018
Net Assets, at end of period	$609,833	$609,833
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp. II
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)

For the Six Months Ended June 30,
2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$(9,185)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(834,856)
Proceeds from investments and investment repayments, net	58,762
Net amortization/accretion of premium/discount on investments	(493)
Net change in unrealized (gain) loss on investments	9,175
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	157
Net realized (gain) loss on investments	(24)
Paid-in-kind interest and dividends	(4,243)
Amortization of debt issuance costs	689
Amortization of offering costs	117
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,547)
(Increase) decrease in dividend income receivable	(184)
(Increase) decrease in investments funded in advance	(121,068)
(Increase) decrease in prepaid expenses and other assets	(90)
Increase (decrease) in management fee payable	4,042
Increase (decrease) in payables to affiliates	575
Increase (decrease) in payable for investments purchased	8,314
Increase (decrease) in accrued expenses and other liabilities	1,241
Net cash used in operating activities	(889,618)
Cash Flows from Financing Activities
Borrowings on debt	605,887
Payments on debt	(85,000)
Debt issuance costs	(10,236)
Proceeds from issuance of common shares (net of change in subscriptions receivable)	572,785
Offering costs paid	(149)
Net cash provided by financing activities	1,083,287
Net increase (decrease) in cash	193,669
Cash, beginning of period	44,830
Cash, end of period	$238,499
Supplemental and Non-Cash Information
Interest paid during the period	$1,043
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
The Company conducts private offerings (each, a “Private Offering”) of its common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”). At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Until the earlier of the listing or quotation of our securities on a national securities exchange (an "Exchange Listing") or the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. The initial closing of the Private Offering occurred on December 1, 2021 (the “Initial Closing”). The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If the Company has not consummated an Exchange Listing by the end of the Commitment Period, subject to extension of two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (such as broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Company, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
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

Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
amortization and accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2022, no investments are on non-accrual status.
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
Distributions to Common Shareholders
Distributions to common shareholders are recorded on the record date. The amount to be distributed is determined by the Board and is generally based upon the earnings estimated by the Adviser. Undistributed long-term capital gains, if any, would be generally distributed at least annually, although the Company may decide to retain such capital gains for investment.
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

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. The Company is currently evaluating the impact of adopting ASU No. 2022-03 on the consolidated financial statements.
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
For the three and six months ended June 30, 2022, the Company incurred expenses of approximately $0.5 million and $0.8 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
As of June 30, 2022 and December 31, 2021, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $0.8 million and $0.2 million, respectively.
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
For the three and six months ended June 30, 2022, management fees were $3.8 million and $6.1 million, respectively.
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
For the three and six months ended June 30, 2022, the Company did not incur incentive fees based on net investment income.
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
For the three months ended June 30, 2022, the Company recorded a reversal of accrued performance based incentive fees of $(6) thousand, based on capital gains, partially offset by unrealized losses. For the six months ended June 30, 2022, the Company did not incur performance based incentive fees.
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
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company intends to rely on an order for exemptive relief (the “Order”) that has been granted to an affiliate of the Adviser to co-invest with other funds managed by the Adviser or its affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
The Adviser is affiliated with Owl Rock Capital Advisors LLC ("ORCA"), Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA” together with ORTA, ORPFA, ORCA, and the Advisor, the "Owl Rock Advisers"), which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise "Owl Rock," a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company's.
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
Promissory Notes
On January 25, 2022, the Company as borrower, entered into a Loan Agreement (the “FIC Agreement”) with Owl Rock
Feeder FIC LLC (“Feeder FIC”), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the “Promissory Notes”) to borrow up to an aggregate of $250 million from Feeder FIC. On June 22, 2022, the Company and Feeder FIC entered into a termination agreement pursuant to which the FIC Agreement and the Promissory Notes were terminated. Upon execution of the Termination Agreement there were no amounts outstanding pursuant to the Promissory Notes. See Note 6 “Debt”.
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
Investments at fair value and amortized cost consisted of the following as of June 30, 2022:

	June 30, 2022
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$462,887	$460,911
Second-lien senior secured debt investments	45,602	45,358
Unsecured debt investments	61,389	56,505
Preferred equity investments	198,758	194,150
Common equity investments	12,218	12,210
Total Investments	$780,854	$769,134
The Company uses GICS for classifying the industry groupings of its portfolio companies. The industry composition of investments based on fair value as of June 30, 2022 was as follows:

June 30, 2022
Application Software	3.7%
Beverages	1.3%
Capital Markets	1.3%
Commercial Services & Supplies	2.6%
Construction & Engineering	1.3%
Consumer Finance	1.9%
Diversified Consumer Services	1.3%
Diversified Financial Services	8.8%
Health Care Providers & Services	3.6%
Health Care Technology	16.4%
Insurance	2.1%
IT Services	17.8%
Pharmaceuticals	1.2%
Specialty Retail	1.2%
Systems Software	35.5%
Total	100.0%
The geographic composition of investments based on fair value as of June 30, 2022 was as follows:

June 30, 2022
United States:
Midwest	13.2%
Northeast	18.6%
South	25.7%
West	30.5%
International	12.0%
Total	100.0%

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Note 5. Fair Value of Investments
Investments
The following tables present the fair value hierarchy of investments as of June 30, 2022:

	Fair Value Hierarchy as of June 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$—	$460,911	$460,911
Second-lien senior secured debt investments	—	—	45,358	45,358
Unsecured debt investments	—	14,245	42,260	56,505
Preferred equity investments	—	—	194,150	194,150
Common equity investments	—	—	12,210	12,210
Total Investments at fair value	$—	$14,245	$754,889	$769,134
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and six months ended June 30, 2022:

	As of and for the Three Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$131,075	$17,762	$44,172	$115,465	—	$308,474
Purchases of investments, net	376,446	41,801	—	80,721	12,218	511,186
Payment-in-kind	—	—	754	2,583	—	3,337
Proceeds from investments, net	(44,779)	(13,977)	—	—	—	(58,756)
Net change in unrealized gain (loss)	(1,990)	(244)	(2,679)	(4,660)	(8)	(9,581)
Net realized gains (losses)	24	—	—	—	—	24
Net amortization/accretion of premium/discount on investments	135	16	13	41	—	205
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$460,911	$45,358	$42,260	$194,150	12,210	$754,889
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended June 30, 2022, there were no transfers between levels.

	As of and for the Six Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$—	$—	$—	$—	—	$—
Purchases of investments, net	507,497	59,563	43,918	195,213	12,218	818,409
Payment-in-kind	—	—	754	3,490	—	4,244
Proceeds from investments, net	(44,785)	(13,977)	—	—	—	(58,762)
Net change in unrealized gain (loss)	(1,977)	(244)	(2,428)	(4,607)	(8)	(9,264)
Net realized gains (losses)	24	—	—	—	—	24
Net amortization/accretion of premium/discount on investments	152	16	16	54	—	238
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$460,911	$45,358	$42,260	$194,150	12,210	$754,889
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the six months ended June 30, 2022, there were no transfers between levels.

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and six months ended June 30, 2022:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2022 on Investments Held at June 30, 2022
First-lien senior secured debt investments	$(1,990)
Second-lien senior secured debt investments	(244)
Unsecured debt investments	(2,679)
Preferred equity investments	(4,659)
Common equity investments	(8)
Total Investments	$(9,580)

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2022 on Investments Held at June 30, 2022
First-lien senior secured debt investments	$(1,976)
Second-lien senior secured debt investments	(244)
Unsecured debt investments	(2,428)
Preferred equity investments	(4,607)
Common equity investments	(8)
Total Investments	$(9,263)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2022. The weighted average range of unobservable inputs is based on fair value of investments. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$328,384	Recent Transaction	Transaction Price	73.8% - 100.0% (98.4%)	Increase
	132,527	Yield Analysis	Market Yield	96.3% - 98.8% (97.6%)	Decrease
Second-lien senior secured debt investments	$26,308	Recent Transaction	Transaction Price	93.0% - 99.0% (97.0%)	Increase
	19,050	Yield Analysis	Market Yield	95.3% - 95.3% (95.3%)	Decrease
Unsecured debt investments	$42,260	Recent Transaction	Transaction Price	99.3% - 99.3% (99.3%)	Increase
Preferred equity investments	$76,937	Recent Transaction	Transaction Price	97.5% - 100.0% (98.0%)	Increase
	87,518	Yield Analysis	Market Yield	92.0% - 96.0% (93.8%)	Decrease
	29,695	Market Approach	EBITDA Multiple	93.8% - 101.6% (98.6%)	Increase
Common equity investments	$12,210	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of June 30, 2022:

	June 30, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value
Subscription Credit Facility	$515,037	$515,037
Revolving Credit Facility	(6,086)	(6,086)
Total Debt	$508,951	$508,951
(1)The carrying value of the Company’s Subscription Credit Facility and Revolving Credit Facility are presented net of unamortized debt issuance costs of $3.5 million and $6.1 million, respectively.
The following table presents fair value measurements of the Company’s debt obligations as of June 30, 2022:

($ in thousands)	June 30, 2022
Level 1	$—
Level 2	—
Level 3	508,951
Total Debt	$508,951

Debt Not Carried at Fair Value
As of June 30, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2022, the Company’s asset coverage was 215.5%.
Debt obligations consisted of the following as of June 30, 2022:

	June 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$700,000	$518,497	$181,503	$515,037
Revolving Credit Facility	600,000	—	600,000	(6,086)
Total Debt	$1,300,000	$518,497	$781,503	$508,951
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Company’s Subscription Credit Facility and Revolving Credit Facility are presented net of unamortized debt issuance costs of $3.5 million and $6.1 million, respectively.

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
For the three and six months ended June 30, 2022, the components of interest expense were as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2022	2022
Interest expense	$1,584	$1,806
Amortization of debt issuance costs	603	689
Total Interest Expense	$2,187	$2,495
Average interest rate	4.1%	3.9%
Average daily borrowings	$152,199	$91,637

Credit Facilities
Subscription Credit Facility
On February 18, 2022 the Company entered into a revolving credit facility (the “Subscription Credit Facility”) with Wells Fargo Bank, National Association as administrative agent and as the lender.
The maximum principal amount of the Subscription Credit Facility is $700 million, subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting the Company to increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1.5 billion, if the existing or new lenders agree to commit to such increase.
Borrowings under the Subscription Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of loans denominated in dollars, at the Company’s option (a) an adjusted Daily Simple SOFR rate plus 1.75%, (b) an adjusted Term SOFR rate for the applicable interest period plus 1.75% and (c) in the case of reference rate loans, 0.75% plus the greatest of (1) a prime rate, (2) the federal funds rate plus 0.50% and (3) the adjusted Daily Simple SOFR rate plus 1.00%, (ii) in the case of loans denominated in euros or other alternative currencies (other than sterling), the adjusted Eurocurrency Rate for the applicable interest period plus 1.75% or (iii) in the case of loans denominated in sterling, the adjusted SONIA Rate for the applicable interest period plus 1.75%. SOFR Rate loans are subject to a credit spread adjustment ranging from 0.10% to 0.25% and SONIA rate loans are subject to a credit spread adjustment of 0.0326%. Loans denominated in dollars may be converted from one rate applicable to dollar denominated loans to another at any time at the Company’s election, subject to certain conditions. The Company also will pay an unused commitment fee of 0.25% per annum on the unused commitments.
Revolving Credit Facility
On June 9, 2022, the Company entered into a Senior Secured Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto Truist Bank as Administrative Agent, Truist Securities, Inc., ING Capital LLC, Sumitomo Mitsui Banking Corporation and MUFG Bank, LTD, as Joint Bookrunners and Joint Lead Arrangers.
The Revolving Credit Facility is guaranteed by each of OR Tech Lending II LLC, ORTF II BC 1 LLC and ORTF II BC 2 LLC, each a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company in the future (each a "Guarantor" and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The initial maximum principal amount of the Revolving Credit Facility is $600 million, subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans, with the aggregate principal amount of outstanding swingline loans of any swingline lender being limited to up to $50 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
The availability period under the Revolving Credit Facility will terminate on June 9, 2026 (“Commitment Termination Date”) and the Revolving Credit Facility will mature on June 9, 2027 (“Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at either term SOFR plus a margin, or the Prime Rate plus a margin. The Company may elect either the term SOFR or Prime Rate at the time of drawdown, and loans denominated in U.S. dollars may be

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Company will also pay a fee of 0.375% on average daily undrawn amounts under the Revolving Credit Facility.
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to the consolidated assets of the Company and its subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00, measured at the last day of any fiscal quarter.
Promissory Note
On January 25, 2022, the Company as borrower, entered into a Loan Agreement (the “FIC Agreement”) with Owl Rock Feeder FIC LLC (“Feeder FIC”), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the “Promissory Notes”) to borrow up to an aggregate of $250 million from Feeder FIC. Under the FIC Agreement, the Company could re-borrow any amount repaid; however, there was no funding commitment between Feeder FIC and the Company.
On March 14, 2022, the Company entered into an amendment to the FIC Agreement to change the manner in which interest is calculated.
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
The interest rate on amounts borrowed pursuant to the Promissory Notes after March 14, 2022 was based on the lesser of the rate of interest for a SOFR Loan or an ABR Loan under the Credit Agreement dated as of December 7, 2021, as amended or supplemented from time to time, by and among Blue Owl Finance LLC, as Borrower, Blue Owl Capital Holdings LP and Blue Owl Capital Carry LP as Parent Guarantors, the Subsidiary Guarantors party thereto, Bank of America, N.A., as Syndication Agent, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association and Sumitomo Mitsui Banking Corporation, as Co-Documentation Agents and MUFG Bank, Ltd., as Administrative Agent.
The unpaid principal balance of any Promissory Note and accrued interest thereon was payable by us from time to time at our discretion but immediately due and payable upon 120 days written notice by Feeder FIC, and in any event due and payable in full no later than February 28, 2023. The Company intends to use the borrowed funds to make investments in portfolio companies consistent with its investment strategies.
On June 22, 2022, the Company and Feeder FIC, entered into a termination agreement (the “Termination Agreement”) pursuant to which the FIC Agreement was terminated. Upon execution of the Termination Agreement there were no amounts outstanding pursuant to the FIC Agreement or the Promissory Notes.

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of June 30, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2022
($ in thousands)
Anaplan, Inc.	First lien senior secured revolving loan	$9,421
Appfire Technologies, LLC	First lien senior secured revolving loan	770
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	9,184
Armstrong Bidco Limited	First lien senior secured delayed draw term loan	3,367
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750
Fullsteam Operations LLC	First lien senior secured delayed draw term loan	39,644
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,234
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,304
Kaseya Inc.	First lien senior secured delayed draw term loan	4,725
Kaseya Inc.	First lien senior secured revolving loan	4,725
Natural Partners, LLC	First lien senior secured revolving loan	681
Rubrik, Inc.	First lien senior secured delayed draw term loan	3,231
Securonix, Inc.	First lien senior secured revolving loan	3,559
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	2,572
Smarsh Inc.	First lien senior secured delayed draw term loan	6,476
Smarsh Inc.	First lien senior secured revolving loan	1,619
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071
Total Unfunded Portfolio Company Commitments		$101,796
The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.
Investor Commitments
As of June 30, 2022, the Company had approximately $1.8 billion in total Capital Commitments from investors (approximately $1.2 billion undrawn), of which $50.0 million is from entities affiliated with or related to the Adviser (approximately $25.6 million undrawn). As of December 31, 2021, the Company had approximately $802.7 million in total Capital Commitments from investors (approximately $757.7 million undrawn), of which $50.0 million is from entities affiliated with or related to the Adviser (approximately $45.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2022, management was not aware of any pending or threatened litigation.
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

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
During the six months ended June 30, 2022, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
February 11, 2022	January 28, 2022	8,710,668	$125,000
March 29, 2022	March 16, 2022	10,408,213	150,000
June 28, 2022	June 14, 2022	21,201,413	300,000
Total		40,320,294	$575,000
Dividend Reinvestment
With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan for common shareholders. As a result, in the event of a declared distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Shareholders who receive distributions in the form of shares of common stock will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2022:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands, except per share amounts)	2022	2022
Increase (decrease) in net assets resulting from operations	$(7,883)	$(9,185)
Weighted average shares of common stock outstanding—basic and diluted	22,817,928	15,494,408
Earnings (loss) per common share-basic and diluted	$(0.35)	$(0.59)
Note 10. Income Taxes
The Company intends to elect to be treated as a RIC under Subchapter M of the Code, and intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other things, distribute to its shareholders in each taxable year generally at least 90% of the Company’s investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain tax treatment as a RIC, the Company, among other things, intends to make the requisite distributions to its shareholders, which generally relieves the Company from corporate-level U.S. federal income taxes.
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
For the three and six months ended June 30, 2022, the Company did not accrue U.S federal excise taxes.

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Note 11. Financial Highlights
The following are the financial highlights for a common share outstanding during the six months ended June 30, 2022:

For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2022
Per share data:
Net asset value, beginning of period	$14.67
Net investment income (loss)(1)	0.01
Net realized and unrealized gain (loss)(1)	(0.60)
Total from operations	(0.59)
Issuance of common stock(2)	—
Distributions declared from net investment income	—
Total increase (decrease) in net assets	(0.59)
Net asset value, end of period	$14.08
Shares outstanding, end of period	43,320,394
Total Return(3)	(4.1)%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	6.7%
Ratio of net investment income to average net assets(4)	0.1%
Net assets, end of period	$609,833
Weighted-average shares outstanding	15,494,408
Total capital commitments, end of period	$1,814,448
Ratio of total contributed capital to total committed capital, end of period	34.2%
Portfolio turnover rate	16.2%
Year of formation	2021
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
(4)The ratio reflects an annualized amount.
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events to disclose except for the following:
Investor Commitments
As of August 11, 2022, the Company had approximately $3.2 billion in total Capital Commitments from investors (approximately $2.6 billion undrawn), of which $50.0 million is from entities affiliated with or related to the Adviser (approximately $25.6 million undrawn).
Dividend
On August 2, 2022, the Board declared a distribution of 90% of estimated investment company taxable income, if any, for the period from January 1, 2022 through September 30, 2022, and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for the period from January 1, 2022 through September 30, 2022 for shareholders of record on September 30, 2022, payable on or before November 15, 2022.
SPV Asset Facility I
On July 15, 2022 (the “Closing Date”), Athena Funding I LLC (the “Athena Funding I”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility I”), with Athena

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Funding I, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto.
From time to time, the Company expects to sell and contribute certain investments to Athena Funding I pursuant to a Sale and Contribution Agreement by and between the Company and Athena Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Athena Funding I, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Athena Funding I through its ownership of Athena Funding I. The initial maximum principal amount which may be borrowed under the SPV Asset Facility I is $600 million, which amount may be upsized to $1,000 million within the first two years; the availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding I’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.
The SPV Asset Facility I provides for the ability to draw term loans and to draw and redraw revolving loans under the SPV Asset Facility for a period of up to two years after the Closing Date. Unless otherwise terminated, the SPV Asset Facility I will mature on July 15, 2032.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Owl Rock Technology Finance Corp. II and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2021 and in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of the listing of our common stock on a national securities exchange (an "Exchange Listing") and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. The initial closing of the Private Offering occurred on December 1, 2021 (the “Initial Closing”). As of June 30, 2022, we had $1.8 billion in total Capital Commitments from investors, of which $50.0 million is from entities affiliated with or related to our Adviser. The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
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
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Technology Advisors LLC ("ORTA"), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”) and Owl Rock Diversified Advisors LLC (“ORDA” and together with the Adviser, ORCA, ORTA, ORPFA and ORDA, the "Owl Rock Advisers"). As of June 30, 2022, the Adviser and its affiliates had $56.8 billion of assets under management across the Owl Rock division of Blue Owl. The Owl Rock Advisers are investment advisers.
The management of our investment portfolio is the responsibility of the Adviser and the Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team, is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Investment Committee. The Investment Team under the Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Investment Committee. Follow-on investments in existing portfolio companies may require the Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Investment Committee. The compensation packages of certain Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the “Order”), that has been granted by the SEC to ORCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Advisers or its affiliates or any affiliates person of any of them (other than the parties to the transaction, except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, pursuant to an exemptive order issued by the SEC on April 8, 2020 and applicable to all BDCs through December 31, 2020 (the “Temporary Relief), we were permitted, subject to the satisfaction of certain conditions, to co-invest in reliance on the Order in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. Without the Temporary Relief, such private funds would not be able to participate in such co-investments with us unless the private funds had previously acquired securities of the portfolio company in a co-investment transaction with us completed in reliance on the Order. Although the Temporary Relief expired on December 31, 2020, the SEC's Division of Investment Management had indicated that until March 31, 2022, it would not recommend enforcement action, to the extent that any BDC with an existing co-investment order continues to engage in certain transactions described in the Temporary Relief, pursuant to the same terms and conditions described therein. The Temporary Relief is no longer effective; however, we have filed an application to amend our existing Order to permit us to continue to co-invest in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. We have received a notice with respect to our amended exemptive order; however, there can be no assurance if and when we will receive the amended exemptive order. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours.
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
COVID-19 Developments
In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. We have and continue to assess the impact of COVID-19 on our portfolio companies and our operations. We cannot predict the full impact of the COVID-19 pandemic, including its duration in the United States and worldwide, the effectiveness of governmental responses designed to mitigate strain to businesses and the economy and the magnitude of the economic impact of the outbreak. The COVID-19 pandemic and preventative measures taken to contain or mitigate its spread have caused, and may cause, business shutdowns, cancellations of events and travel. In addition, while economic activity has improved from the beginning of the COVID-19 pandemic, we continue to observe supply chain interruptions, labor difficulties, commodity inflation, rising interest rates, economic sanctions as a result of the ongoing conflict between Russia and Ukraine and elements of geopolitical, economic and financial market instability both globally and in the United States. In the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle-market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our portfolio company results at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments, including publicly traded debt instruments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through June 30, 2022, our Adviser or its affiliates have originated $63.7 billion aggregate principal amount of investments across multiple industries, of which $60.1 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We target portfolio companies where we can structure larger transactions. As of June 30, 2022, our average investment size in each of our portfolio companies was approximately $24 million based on fair value. As of June 30, 2022, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 67.7% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $416 million, weighted average annual EBITDA of $72 million and a weighted average enterprise value of $4.8 billion. As of June 30, 2022, investments we classify as growth capital represented 32.3% of our total portfolio based on fair value and these portfolio companies had a weighted average enterprise value of $6.9 billion.
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
The majority of our investments are indexed to SOFR; however, we have contracts that are indexed to USD-LIBOR and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary. Certain contracts have an orderly market transition already in process. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.
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
Portfolio and Investment Activity
As of June 30, 2022, based on fair value, our portfolio consisted of 60.0% first lien senior secured debt investments (of which 24% we consider to be unitranche debt investments (including “last out” portions of such loans)), 5.9% second lien senior secured debt investments, 7.3% unsecured debt investments, 25.2% preferred equity investments, and 1.6% common equity investments.
As of June 30, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 8.6% and 8.3%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 9.1% and 8.8%, respectively.
As of June 30, 2022, we had investments in 32 portfolio companies with an aggregate fair value of $769.1 million. As of June 30, 2022, we had net leverage of 0.46x debt-to-equity.
We expect the pace of our originations to vary with the pace of repayments and the pace at which we raise funds in our private offering. Currently, rapidly rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions and other public market activity which in turn has led to decreased repayments over the quarter; however, because we have continued to raise funds in our private offerings, the pace of our originations is strong. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service oriented sectors such as software and healthcare, and the credit quality of our portfolio remains consistent. In addition, Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals.
We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities. We believe that the rapid rise in interest rates will meaningfully benefit our net investment income in the third quarter as we begin to see the impact of interest rates exceeding our interest rate floors.

Our investment activity for the three months ended June 30, 2022 is presented below (information presented herein is at par value unless otherwise indicated).

Three Months Ended June 30,
($ in thousands)	2022
New investment commitments
Gross originations	$633,077
Less: Sell downs	(60,359)
Total new investment commitments	$572,718
Principal amount of investments funded:
First-lien senior secured debt investments	$324,147
Second-lien senior secured debt investments	29,208
Unsecured debt investments	25,000
Preferred equity investments	82,297
Common equity investments	12,210
Total principal amount of investments funded	$472,862
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$—
Second-lien senior secured debt investments	—
Unsecured debt investments	—
Preferred equity investments	—
Total principal amount of investments sold or repaid	$—
Number of new investment commitments in new portfolio companies(1)	16
Average new investment commitment amount	$35,429
Weighted average term for new debt investment commitments (in years)	6.3
Percentage of new debt investment commitments at floating rates	94.7%
Percentage of new debt investment commitments at fixed rates	5.3%
Weighted average interest rate of new debt investment commitments(2)	8.0%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.0%
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 2.12% as of June 30, 2022.
As of June 30, 2022, our investments consisted of the following:

	June 30, 2022
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$462,887	$460,911
Second-lien senior secured debt investments	45,602	45,358
Unsecured debt investments	61,389	56,505
Preferred equity investments	198,758	194,150
Common equity investments	12,218	12,210
Total Investments	$780,854	$769,134
(1)24% of which we consider unitranche loans as of June 30, 2022.

We use GICS for classifying the industry groupings of our portfolio companies. The industry composition of investments based on fair value as of June 30, 2022 was as follows:

June 30, 2022
Application Software	3.7%
Beverages	1.3%
Capital Markets	1.3%
Commercial Services & Supplies	2.6%
Construction & Engineering	1.3%
Consumer Finance	1.9%
Diversified Consumer Services	1.3%
Diversified Financial Services	8.8%
Health Care Providers & Services	3.6%
Health Care Technology	16.4%
Insurance	2.1%
IT Services	17.8%
Pharmaceuticals	1.2%
Specialty Retail	1.2%
Systems Software	35.5%
Total	100.0%
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below describes investments by geographic composition based on fair value as of June 30, 2022:

June 30, 2022
United States:
Midwest	13.2%
Northeast	18.6%
South	25.7%
West	30.5%
International	12.0%
Total	100.0%
The weighted average yields and interest rates of our investments at fair value as of June 30, 2022 were as follows:

June 30, 2022
Weighted average total yield of portfolio	8.6%
Weighted average total yield of debt and income producing securities	9.1%
Weighted average interest rate of debt securities	7.5%
Weighted average spread over base rate of all floating rate investments	6.1%
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
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of June 30, 2022:

June 30, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$—	—%
2	769,134	100.0
3	—	—
4	—	—
5	—	—
Total	$769,134	100.0%
The following table shows the amortized cost of our performing and non-accrual debt investments as of June 30, 2022:

	June 30, 2022
($ in thousands)	Amortized Cost	Percentage
Performing	$780,854	100.0%
Non-accrual	—	—
Total	$780,854	100.0%

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
Results of Operations
The following table represents the operating results for the three and six months ended June 30, 2022:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2022	2022
Total Investment Income	$8,715	$10,884
Less: Expenses	7,230	10,765
Net Investment Income (Loss) Before Taxes	$1,485	$119
Less: Income taxes, including excise taxes	—	—
Net Investment Income (Loss) After Taxes	$1,485	$119
Net change in unrealized gain (loss)	(9,328)	(9,332)
Net realized gain (loss)	(40)	28
Net Increase (Decrease) in Net Assets Resulting from Operations	$(7,883)	$(9,185)
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
Investment Income
Investment income for the three and six months ended June 30, 2022 was as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2022	2022
Interest income	$5,115	$6,103
Payment-in-kind interest income	737	$927
Dividend income	2,766	$3,674
Other income	97	$180
Total investment income	$8,715	$10,884
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Three Months Ended June 30, 2022
Investment income was $8.7 million for the three months ended June 30, 2022 including PIK interest income of $737 thousand, dividend income of $2.8 million, and other income of $97 thousand primarily from incremental fee income, which are fees that are generally available to us as a result of closing investment and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the Six Months Ended June 30, 2022
Investment income was $10.9 million for the six months ended June 30, 2022 including PIK interest income of $927 thousand, dividend income of $3.7 million, and other income of $180 thousand primarily from incremental fee income, which are fees that are generally available to us as a result of closing investment and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses
Expenses for the three and six months ended June 30, 2022 were as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2022	2022
Interest expense	$2,187	$2,495
Management fees	3,819	6,136
Incentive fees	(6)	—
Offering expenses	68	117
Professional fees	326	601
Directors' fees	266	541
Other general and administrative	570	875
Total expenses	$7,230	$10,765
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the Three and Six Months Ended June 30, 2022
For the three and six months ended June 30, 2022 total expenses were $7.2 million and $10.8 million, respectively, primarily due to incurred management fees, initial organization expenses, professional fees, and director's fees as a result of ramping the portfolio.

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
For the three and six months ended June 30, 2022, we did not accrue U.S. federal excise tax.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and six months ended June 30, 2022, net change in unrealized gains (losses) was comprised of the following:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2022	2022
Net change in unrealized gain (loss) on investments	$(9,238)	$(9,175)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(90)	$(157)
Net change in unrealized gain (loss)	$(9,328)	$(9,332)

For the Three Months Ended June 30, 2022
For the three months ended June 30, 2022, the net unrealized loss was primarily driven by an decrease in the fair value of our investments compared to the initial purchase. The primary drivers of our portfolio’s unrealized losses were current market conditions, including public market volatility and credit spreads widening across the broader market.
For the Six Months Ended June 30, 2022
For the six months ended June 30, 2022, the net unrealized loss was primarily driven by an decrease in the fair value of our investments compared to the initial purchase. The primary drivers of our portfolio’s unrealized losses were current market conditions, including public market volatility and credit spreads widening across the broader market.
Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the three and six months ended June 30, 2022 were comprised of the following:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2022	2022
Net realized gain (loss) on investments	$24	$24
Net realized gain (loss) on foreign currency transactions	(64)	4
Net realized gain (loss)	$(40)	$28
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
Cash as of June 30, 2022, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funds for long-term cash needs will come from unused net proceeds from financing activities and our capital commitments. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of June 30, 2022, we had $238.5 million in cash. During the six months ended June 30, 2022, we used $889.6 million in cash for operating activities, primarily as a result of funding portfolio investments of $834.9 million. Cash provided by financing activities was $1.1 billion during the period, primarily from borrowings on debt and proceeds from the issuance of shares.
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

During the six months ended June 30, 2022, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
February 11, 2022	January 28, 2022	8,710,668	$125,000
March 29, 2022	March 16, 2022	10,408,213	150,000
June 28, 2022	June 14, 2022	21,201,413	300,000
Total		40,320,294	$575,000
Distributions
During the six months ended June 30, 2022, we did not pay any distributions on shares of our common stock.
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
During the six months ended June 30, 2022, no shares were issued under the dividend reinvestment plan.

Debt
Aggregate Borrowings
Debt obligations consisted of the following as of June 30, 2022:

	June 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$700,000	$518,497	$181,503	$515,037
Revolving Credit Facility	600,000	—	600,000	(6,086)
Total Debt	$1,300,000	$518,497	$781,503	$508,951
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Subscription Credit Facility and Revolving Credit Facility are presented net of unamortized debt issuance costs of $3.5 million and $6.1 million, respectively.
For the three and six months ended June 30, 2022, the components of interest expense were as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
($ in thousands)	2022	2022
Interest expense	$1,584	$1,806
Amortization of debt issuance costs	603	689
Total Interest Expense	$2,187	$2,495
Average interest rate	4.1%	3.9%
Average daily borrowings	$152,199	$91,637
Subscription Credit Facility
On February 18, 2022 we entered into a revolving credit facility (the “Subscription Credit Facility”) with Wells Fargo Bank, National Association as administrative agent and as the lender.
The maximum principal amount of the Subscription Credit Facility is $700 million, subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting us to increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1.5 billion, if the existing or new lenders agree to commit to such increase.

Borrowings under the Subscription Credit Facility bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of loans denominated in dollars, at our option (a) an adjusted Daily Simple SOFR rate plus 1.75%, (b) an adjusted Term SOFR rate for the applicable interest period plus 1.75% and (c) in the case of reference rate loans, 0.75% plus the greatest of (1) a prime rate, (2) the federal funds rate plus 0.50% and (3) the adjusted Daily Simple SOFR rate plus 1.00%, (ii) in the case of loans denominated in euros or other alternative currencies (other than sterling), the adjusted Eurocurrency Rate for the applicable interest period plus 1.75% or (iii) in the case of loans denominated in sterling, the adjusted SONIA Rate for the applicable interest period plus 1.75%. SOFR Rate loans are subject to a credit spread adjustment ranging from 0.10% to 0.25% and SONIA rate loans are subject to a credit spread adjustment of 0.0326%. Loans denominated in dollars may be converted from one rate applicable to dollar denominated loans to another at any time at our election, subject to certain conditions. We also will pay an unused commitment fee of 0.25% per annum on the unused commitments.
Revolving Credit Facility
On June 9, 2022, we entered into a Senior Secured Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Truist Bank as Administrative Agent, Truist Securities, Inc., ING Capital LLC, Sumitomo Mitsui Banking Corporation and MUFG Bank, LTD, as Joint Bookrunners and Joint Lead Arrangers.
The Revolving Credit Facility is guaranteed by each of OR Tech Lending II LLC, ORTF II BC 1 LLC and ORTF II BC 2 LLC, each our subsidiary, and will be guaranteed by certain of our domestic subsidiaries that are formed or acquired by us in the future (each a "Guarantor" and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The initial maximum principal amount of the Revolving Credit Facility is $600 million, subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans, with the aggregate principal amount of outstanding swingline loans of any swingline lender being limited to up to $50 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
The availability period under the Revolving Credit Facility will terminate on June 9, 2026 (“Commitment Termination Date”) and the Revolving Credit Facility will mature on June 9, 2027 (“Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at either term SOFR plus a margin, or the Prime Rate plus a margin. We may elect either the term SOFR or Prime Rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. We will also pay a fee of 0.375% on average daily undrawn amounts under the Revolving Credit Facility.
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to the consolidated assets of us and our subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00, measured at the last day of any fiscal quarter.
Promissory Note
On January 25, 2022, we as borrower, entered into a Loan Agreement (the “FIC Agreement”) with Owl Rock Feeder FIC LLC (“Feeder FIC”), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the “Promissory Notes”) to borrow up to an aggregate of $250 million from Feeder FIC. Under the FIC Agreement we could re-borrow any amount repaid; however, there was no funding commitment between Feeder FIC and us.
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
The unpaid principal balance of any Promissory Note and accrued interest thereon was payable by us from time to time at our discretion but immediately due and payable upon 120 days written notice by Feeder FIC, and in any event due and payable in full no later than February 28, 2023. We intend to use the borrowed funds to make investments in portfolio companies consistent with its investment strategies.

On June 22, 2022, we and Owl Rock Feeder FIC LLC, an affiliate of the Advisor, entered into a termination agreement (the “Termination Agreement”) pursuant to which the FIC Agreement was terminated. Upon execution of the Termination Agreement there were no amounts outstanding pursuant to the FIC Agreement or the Promissory Notes.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of June 30, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	June 30, 2022
($ in thousands)
Anaplan, Inc.	First lien senior secured revolving loan	9,421
Appfire Technologies, LLC	First lien senior secured revolving loan	770
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	9,184
Armstrong Bidco Limited	First lien senior secured delayed draw term loan	3,367
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750
Fullsteam Operations LLC	First lien senior secured delayed draw term loan	39,644
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,234
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,304
Kaseya Inc.	First lien senior secured delayed draw term loan	4,725
Kaseya Inc.	First lien senior secured revolving loan	4,725
Natural Partners, LLC	First lien senior secured revolving loan	681
Rubrik, Inc.	First lien senior secured delayed draw term loan	3,231
Securonix, Inc.	First lien senior secured revolving loan	3,559
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	2,572
Smarsh Inc.	First lien senior secured delayed draw term loan	6,476
Smarsh Inc.	First lien senior secured revolving loan	1,619
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071
Total Unfunded Portfolio Company Commitments		101,796
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
As of June 30, 2022, the Company had approximately $1.8 billion and in total Capital Commitments from investors (approximately $1.2 billion undrawn), of which $50.0 million is from entities affiliated with or related to the Adviser (approximately $25.6 million undrawn). As of December 31, 2021, the Company had approximately $802.7 million in total Capital Commitments from investors (approximately $757.7 million undrawn), of which $50.0 million is from entities affiliated with or related to the Adviser (approximately $45.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2022, management was not aware of any pending or threatened litigation.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Dealer Manager Agreement;
•the Placement Agent Agreement;
•the License Agreement; and
•the Promissory Notes.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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
Recent Developments
SPV Asset Facility I
On July 15, 2022 (the “Closing Date”), Athena Funding I LLC (the “Athena Funding I”), a Delaware limited liability company and our newly formed subsidiary entered into a Credit Agreement (the “SPV Asset Facility I”), with Athena Funding I, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto.
From time to time, we expect to sell and contribute certain investments to Athena Funding I pursuant to a Sale and Contribution Agreement by and between us and Athena Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Athena Funding I, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Athena Funding I through its ownership of Athena Funding I. The initial maximum principal amount which may be borrowed under the SPV Asset Facility I is $600 million, which amount may be upsized to $1,000 million within the first two years; the availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding I’s assets from time to time, and satisfaction of certain conditions, including certain concentration limits.
The SPV Asset Facility I provides for the ability to draw term loans and to draw and redraw revolving loans under the SPV Asset Facility I for a period of up to two years after the Closing Date. Unless otherwise terminated, the SPV Asset Facility I will mature on July 15, 2032.
Investor Commitments
As of August 11, 2022, we had approximately $3.2 billion in total Capital Commitments from investors (approximately $2.6 billion undrawn), of which $50.0 million is from entities affiliated with or related to the Adviser (approximately $25.6 million undrawn).
Dividend
On August 2, 2022, the Board declared a distribution of 90% of estimated investment company taxable income, if any for the period from January 1, 2022 through September 30, 2022, and, to the extent that such investment company taxable income is less than 6% of the Company's weighted average capital called since inception, an additional amount of net capital gains for the period from January 1, 2022 through September 30, 2022 for shareholders of record on September 30, 2022, payable on or before November 15, 2022.
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
Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As of June 30, 2022, 97.5% of our debt investments based on fair value were floating rates. Additionally, the weighted average floating rate floor, based on fair value, of our debt investments was 0.7%. The Subscription Credit Facility and Revolving Credit Facility bear interest at variable interest rates with an interest rate floor of 0.0%.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$16,804	$15,555	$1,249
Up 200 basis points	$11,203	$10,370	$833
Up 100 basis points	$5,601	$5,185	$416
Up 50 basis points	$2,801	$2,592	$209
Down 50 basis points	$(2,801)	$(2,592)	$(209)
Down 100 basis points	$(5,562)	$(5,185)	$(377)

(1) Excludes the impact of income based fees. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information on the income based fees.

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
Inflation and Supply Chain Risk
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies profit margins.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, other than those already disclosed in certain 8-Ks filed with the SEC.
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

10.1
Senior Secured Credit Agreement, dated June 9, 2022, between Owl Rock Technology Finance Corp. II, the Lenders and Issuing Banks party thereto and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on June 14, 2022).

10.2
Termination Agreement, dated June 22, 2022, between Owl Rock Technology Finance Corp. II and Owl Rock Feeder FIC LLC (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on June 27, 2022).

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

Owl Rock Technology Finance Corp. II

Date: August 11, 2022	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Technology Finance Corp. II

Date: August 11, 2022	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer