Form 10-Q
period 2022-09-30
Owl Rock Technology Finance Corp. II
filed 2022-11-10
CIK 1889668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 10, 2022, the registrant had 70,962,935 shares of common stock, $0.01 par value per share, outstanding.

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
•our future operating results;
•the impact of rising interest and inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies; our contractual arrangements and relationships with third parties;
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
•our ability to qualify for and maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”);
•the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•the effect of legal, tax and regulatory changes including the recently announced Inflation Reduction Act of 2022;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Owl Rock Technology Finance Corp. II
Consolidated Statement of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2022	December 31,
	(Unaudited)	2021
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $1,678,979)	$1,662,952	$—
Non-controlled, affiliated investments (amortized cost of $2,600)	2,600	—
Total investments at fair value (amortized cost of $1,681,579)	1,665,552	—
Cash	20,820	44,830
Interest receivable	12,310	—
Subscription receivable	839	—
Prepaid expenses and other assets	344	123
Total Assets	$1,699,865	$44,953
Liabilities
Debt (net of unamortized debt issuance costs of $14,758)	$666,321	$—
Management fee payable	7,142	394
Distribution payable	3,634	—
Incentive fee payable	1,323	—
Payables to affiliates	1,215	198
Accrued expenses and other liabilities	3,206	343
Total Liabilities	$682,841	$935
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 70,962,935 and 3,000,100 shares issued and outstanding, respectively	$710	$30
Additional paid-in-capital	1,018,640	44,332
Total accumulated undistributed (overdistributed) earnings	(2,326)	(344)
Total Net Assets	1,017,024	44,018
Total Liabilities and Net Assets	$1,699,865	$44,953
Net Asset Value Per Share	$14.33	$14.67
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp. II
Consolidated Statement of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2022	2022
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$21,677	$27,780
Payment-in-kind interest income	1,557	2,484
Payment-in-kind dividend income	4,552	8,226
Other income	3,012	3,192
Total investment income from non-controlled, non-affiliated investments	30,798	41,682
Total Investment Income	30,798	41,682
Expenses
Interest expense	$8,707	$11,202
Management fees	7,142	13,278
Incentive fees	1,323	1,323
Offering expenses	120	238
Professional fees	620	1,221
Directors' fees	277	817
Other general and administrative	691	1,566
Total Expenses	18,880	29,645
Net Investment Income (Loss) Before Taxes	11,918	12,037
Excise tax expense	13	13
Net Investment Income (Loss) After Taxes	11,905	12,024
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$(851)	$(10,026)
Translation of assets and liabilities in foreign currencies	(286)	(443)
Total Net Change in Unrealized Gain (Loss)	(1,137)	(10,469)
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$—	$24
Foreign currency transactions	70	74
Total Net Realized Gain (Loss)	70	98
Total Net Realized and Change in Unrealized Gain (Loss)	$(1,067)	$(10,371)
Net Increase (Decrease) in Net Assets Resulting from Operations	$10,838	$1,653
Earnings (Loss) Per Share - Basic and Diluted	$0.24	$0.06
Weighted Average Shares Outstanding - Basic and Diluted	45,724,093	25,681,701
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
ManTech International Corporation(6)(10)(19)	First lien senior secured loan	S + 5.75%	9/14/2029	$67,700	$66,354	$66,346	6.5%
ManTech International Corporation(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S + 5.75%	9/16/2024	—	(159)	(160)	—%
ManTech International Corporation(6)(10)(16)(19)	First lien senior secured revolving loan	S + 5.75%	9/14/2028	1,345	1,175	1,173	0.1%
				69,045	67,370	67,359	6.6%
Application Software
Anaplan, Inc.(6)(10)(19)	First lien senior secured loan	S + 6.50%	6/21/2029	$130,890	$129,621	$130,563	12.8%
Anaplan, Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	S + 6.50%	6/21/2028	—	(90)	(24)	—%
Armstrong Bidco Limited(6)(14)(19)(22)	First lien senior secured loan	SA + 5.75%	6/28/2029	5,932	6,379	5,843	0.6%
Armstrong Bidco Limited(6)(14)(16)(18)(19)(22)	First lien senior secured delayed draw term loan	SA + 5.75%	6/30/2025	1,020	1,096	1,004	0.1%
Community Brands ParentCo, LLC(6)(10)(19)	First lien senior secured loan	S + 5.75%	2/24/2028	12,686	12,456	12,369	1.2%
Community Brands ParentCo, LLC(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S + 5.75%	2/26/2024	—	(14)	(23)	—%
Community Brands ParentCo, LLC(6)(16)(17)(19)	First lien senior secured revolving loan	S + 5.75%	2/24/2028	—	(14)	(19)	—%
Fullsteam Operations, LLC(6)(8)(16)(18)(19)	First lien senior secured delayed draw term loan	L + 8.78% (incl. 5.78% PIK)	5/13/2024	15,709	14,941	15,262	1.5%
Grayshift, LLC(6)(10)(19)	First lien senior secured loan	S + 7.50%	7/6/2028	54,058	53,535	53,517	5.3%
Grayshift, LLC(6)(16)(17)(19)	First lien senior secured revolving loan	S + 7.50%	7/6/2028	—	(56)	(58)	—%
				220,295	217,854	218,434	21.5%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(6)(10)(19)	First lien senior secured loan	S + 6.25%	3/11/2027	10,000	9,827	9,725	1.0%
				10,000	9,827	9,725	1.0%
Commercial Services & Supplies
SimpliSafe Holding Corporation(6)(10)(19)	First lien senior secured loan	S + 6.25%	4/30/2027	20,525	20,138	20,268	2.0%
SimpliSafe Holding Corporation(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S + 6.25%	5/2/2024	—	(24)	(6)	—%
				20,525	20,114	20,262	2.0%
Construction & Engineering
Dodge Construction Network LLC(6)(12)(19)	First lien senior secured loan	S + 4.75%	2/23/2029	9,975	9,835	9,277	0.9%
				9,975	9,835	9,277	0.9%
Consumer Finance
Affirm, Inc.(5)(19)(22)	Senior convertible notes	N/A	11/16/2026	25,000	17,089	15,323	1.5%
				25,000	17,089	15,323	1.5%
Diversified Consumer Services
Sophia, L.P.(6)(10)(19)	First lien senior secured loan	S + 4.00%	10/7/2027	9,975	9,882	9,950	1.0%
				9,975	9,882	9,950	1.0%

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Diversified Financial Services
Hg Genesis 9 SumoCo Limited(6)(13)(19)(22)	Unsecured facility	E + 7.00% PIK	3/10/2027	40,616	45,447	40,616	4.0%
Smarsh Inc.(6)(11)(19)	First lien senior secured loan	S + 6.50%	2/16/2029	25,905	25,664	25,516	2.5%
Smarsh Inc.(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S + 6.50%	2/19/2024	—	(30)	(32)	—%
Smarsh Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	S + 6.50%	2/16/2029	—	(15)	(24)	—%
				66,521	71,066	66,076	6.5%
Diversified Support Services
CoreTrust Purchasing Group LLC(6)(10)(19)	First lien senior secured loan	S + 6.75%	10/1/2029	26,021	25,502	25,501	2.5%
CoreTrust Purchasing Group LLC(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S + 6.75%	9/30/2024	—	(19)	(19)	—%
CoreTrust Purchasing Group LLC(6)(16)(17)(19)	First lien senior secured revolving loan	S + 6.75%	10/1/2029	—	(76)	(76)	—%
				26,021	25,407	25,406	2.5%
Electrical Equipment
BCPE Watson (DE) ORML, LP(6)(12)(19)(22)(25)	First lien senior secured loan	S + 6.50%	7/1/2028	125,000	123,790	123,750	12.2%
				125,000	123,790	123,750	12.2%
Food & Staples Retailing
The NPD Group, L.P.(6)(10)(19)	First lien senior secured loan	S + 6.25% (incl. 2.75% PIK)	12/1/2028	141,274	138,412	138,335	13.6%
The NPD Group, L.P.(6)(16)(17)(19)	First lien senior secured revolving loan	S + 5.75%	12/1/2027	—	(175)	(188)	—%
				141,274	138,237	138,147	13.6%
Health Care Providers & Services
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(6)(7)(19)	First lien senior secured loan	L + 5.50%	3/17/2025	9,981	9,981	9,931	1.0%
Engage Debtco Limited(6)(11)(19)(22)	First lien senior secured loan	S + 5.75%	7/13/2029	20,000	19,512	19,500	1.9%
Natural Partners, LLC(6)(9)(19)(22)	First lien senior secured loan	L + 6.00%	11/29/2027	9,267	9,098	9,058	0.9%
Natural Partners, LLC(6)(16)(17)(19)(22)	First lien senior secured revolving loan	L + 6.00%	11/29/2027	—	(12)	(15)	—%
TC Holdings, LLC (dba TrialCard)(6)(11)(19)	First lien senior secured loan	S + 5.00%	4/14/2027	8,906	8,824	8,884	0.9%
TC Holdings, LLC (dba TrialCard)(6)(16)(17)(19)	First lien senior secured revolving loan	S + 5.00%	4/14/2027	—	(10)	(3)	—%
				48,154	47,393	47,355	4.7%
Health Care Technology
Iconic IMO Merger Sub, Inc.(6)(11)(19)	First lien senior secured loan	S + 6.00%	5/11/2029	20,846	20,447	20,585	2.0%
Iconic IMO Merger Sub, Inc.(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S + 6.00%	5/13/2024	—	(47)	(12)	—%
Iconic IMO Merger Sub, Inc.(6)(11)(16)(19)	First lien senior secured revolving loan	S + 6.00%	5/11/2028	298	251	267	—%
Imprivata, Inc.(6)(10)(19)	Second lien senior secured loan	S + 6.25%	12/1/2028	17,647	17,470	17,338	1.7%
Interoperability Bidco, Inc. (dba Lyniate)(6)(11)(19)	First lien senior secured loan	S + 7.00%	12/28/2026	28,552	28,387	28,267	2.8%
Interoperability Bidco, Inc. (dba Lyniate)(6)(16)(17)(19)	First lien senior secured revolving loan	S + 7.00%	12/26/2024	—	(6)	(13)	—%

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
PointClickCare Technologies, Inc.(6)(11)(19)(22)	First lien senior secured loan	S + 4.00%	12/29/2027	9,950	9,813	9,776	1.0%
				77,293	76,315	76,208	7.5%
Insurance
AmeriLife Holdings LLC(6)(11)(19)	First lien senior secured loan	S + 5.75%	8/31/2029	18,182	17,821	17,818	1.8%
AmeriLife Holdings LLC(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S + 5.75%	9/2/2024	—	(45)	(45)	—%
AmeriLife Holdings LLC(6)(16)(17)(19)	First lien senior secured revolving loan	S + 5.75%	8/31/2028	—	(45)	(45)	—%
				18,182	17,731	17,728	1.8%
IT Services
Kaseya Inc.(6)(12)(19)	First lien senior secured loan	S + 5.75%	6/25/2029	78,050	76,535	77,074	7.6%
Kaseya Inc.(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S + 5.75%	6/24/2024	—	(45)	(12)	—%
Kaseya Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	S + 5.75%	6/25/2029	—	(91)	(59)	—%
				78,050	76,399	77,003	7.6%
Pharmaceuticals
Foundation Consumer Brands, LLC(6)(8)(19)	First lien senior secured loan	L + 5.50%	2/12/2027	8,825	8,827	8,781	0.9%
Pacific BidCo Inc.(6)(11)(19)(22)	First lien senior secured loan	S + 5.75%	8/13/2029	8,590	8,379	8,375	0.8%
Pacific BidCo Inc.(6)(16)(17)(18)(19)(22)	First lien senior secured delayed draw term loan	S + 5.75%	8/11/2025	—	(12)	(12)	—%
				17,415	17,194	17,144	1.7%
Specialty Retail
CDK Global, Inc.(5)(6)(11)(19)	First lien senior secured loan	S + 4.50%	7/6/2029	20,000	19,416	19,230	1.9%
Vermont Aus Pty Ltd(6)(11)(19)(22)	First lien senior secured loan	S + 5.50%	3/22/2028	9,950	9,720	9,676	1.0%
				29,950	29,136	28,906	2.9%
Systems Software
Appfire Technologies, LLC(6)(11)(16)(19)	First lien senior secured revolving loan	S + 5.50%	3/9/2027	66	54	60	—%
Appfire Technologies, LLC(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S + 5.50%	6/14/2024	—	(64)	—	—%
Barracuda Networks, Inc.(5)(6)(10)(19)	First lien senior secured loan	S + 4.50%	8/15/2029	45,000	43,668	42,219	4.2%
Barracuda Networks, Inc.(6)(10)(19)	Second lien senior secured loan	S + 7.00%	8/15/2030	55,875	54,214	52,243	5.1%
Delta TopCo, Inc. (dba Infoblox, Inc.)(6)(9)(19)	Second lien senior secured loan	L + 7.25%	12/1/2028	24,464	21,325	22,629	2.2%
Help/Systems Holdings, Inc.(6)(10)(19)	Second lien senior secured loan	S + 6.75%	11/19/2027	20,000	19,802	18,600	1.8%
Rubrik, Inc.(6)(12)(19)	First lien senior secured loan	S + 6.50%	6/10/2027	28,269	27,732	27,987	2.8%
Rubrik, Inc.(6)(12)(16)(19)	First lien senior secured delayed draw term loan	S + 7.00%	6/10/2027	590	590	557	0.1%
SailPoint Technologies Holdings, Inc.(6)(10)(19)	First lien senior secured loan	S + 6.25%	8/15/2029	136,920	134,064	134,031	13.2%
SailPoint Technologies Holdings, Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	S + 6.25%	8/15/2028	—	(256)	(276)	—%
Securonix, Inc.(6)(11)(19)	First lien senior secured loan	S + 6.50%	4/5/2028	19,774	19,589	19,725	1.9%

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Securonix, Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	S + 6.50%	4/5/2028	—	(33)	(9)	—%
Talon MidCo 2 Limited(6)(10)(19)(22)	First lien senior secured loan	S + 7.69%	8/25/2028	27,381	26,840	26,833	2.6%
Talon MidCo 2 Limited(6)(10)(16)(18)(19)(22)	First lien senior secured delayed draw term loan	S + 7.69%	8/26/2024	67	67	59	—%
Talon MidCo 2 Limited(6)(16)(17)(19)(22)	First lien senior secured revolving loan	S + 7.00%	8/25/2028	—	(27)	(27)	—%
				358,406	347,565	344,631	33.9%
Total non-controlled/non-affiliated portfolio company debt investments				$1,351,081	$1,322,204	$1,312,684	129.4%

Equity Investments
Application Software
Project Alpine Co-Invest Fund, LP(19)(20)(22)(23)	LP Interest	N/A	N/A	9,695,168	9,695	9,690	1.0%
					9,695	9,690	1.0%
Capital Markets
Acorns Grow Incorporated(15)(20)(22)	Series F Preferred Stock	5.00% PIK	N/A	572,135	10,321	10,288	1.0%
					10,321	10,288	1.0%
Diversified Financial Services
Amergin Asset Management, LLC(19)(20)(22)(23)	Class A Units	N/A	N/A	50,000,000	—	—	—%
					—	—	—%
Health Care Technology
BEHP Co-Investor II, L.P.(19)(20)(22)(23)	LP Interest	N/A	N/A	1,269,969	1,266	1,270	0.1%
Orange Blossom Parent, Inc.(19)(20)(23)	Common Stock	N/A	N/A	16,667	1,667	1,667	0.2%
Minerva Holdco, Inc.(15)(19)(20)	Series A Preferred Stock	10.75% PIK	N/A	50,000	52,488	47,688	4.7%
WP Irving Co-Invest, L.P.(19)(20)(22)(23)	Partnership Units	N/A	N/A	1,250,000	1,250	1,250	0.1%
					56,671	51,875	5.1%
Insurance
Accelerate Topco Holdings, LLC(19)(20)(23)	LLC Interest	N/A	N/A	12,320	340	340	—%
Coherent Group Limited(20)(22)(23)	Series B Preferred Shares	N/A	N/A	153,095	16,002	16,000	1.6%
					16,342	16,340	1.6%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(19)(20)	Perpetual Preferred Stock	11.75% PIK	N/A	62,500	60,978	61,563	6.1%
					60,978	61,563	6.1%
Systems Software
6sense Insights, Inc.(19)(20)(23)	Series E-1 Preferred Stock	N/A	N/A	316,128	10,001	9,711	1.0%
Axonius, Inc.(20)(23)	Series E Preferred Stock	N/A	N/A	866,637	10,032	10,000	1.0%
Elliott Alto Co-Investor Aggregator L.P.(19)(20)(22)(23)	LP Interest	N/A	N/A	13,060	13,098	13,060	1.3%
Halo Parent Newco, LLC(15)(20)	Class H PIK Preferred Equity	11.00% PIK	N/A	40,000	41,683	39,791	3.9%
Picard Holdco, LLC(15)(19)(20)	Series A Preferred Stock	12.00% PIK	N/A	102,985	99,893	99,896	9.8%
Project Hotel California Co-Invest Fund, L.P.(19)(20)(22)(23)	LP Interest	N/A	N/A	8,060,655	8,061	8,054	0.8%

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Securiti, Inc.(19)(20)(23)	Series C Preferred Shares	N/A	N/A	2,525,571	20,000	20,000	2.0%
					202,768	200,512	19.8%
Total non-controlled/non-affiliated portfolio company equity investments					$356,775	$350,268	34.6%
Total non-controlled/non-affiliated portfolio company investments					$1,678,979	$1,662,952	164.0%

Non-controlled/affiliated portfolio company investments
Equity Investments

Diversified Financial Services
AAM Series 2.1 Aviation Feeder, LLC(16)(19)(20)(22)(23)	LLC Interest	N/A	N/A	304,000	304	304	—%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(16)(19)(20)(22)(23)	LLC Interest	N/A	N/A	—	—	—	—%
					304	304	—%
Insurance
Chapford SMA Partnership, L.P.(16)(19)(20)(22)(23)(25)	LP Interest	N/A	N/A	2,296,000	2,296	2,296	0.2%
					2,296	2,296	0.2%
Total non-controlled/affiliated portfolio company equity investments					$2,600	$2,600	0.2%
Total non-controlled/affiliated portfolio company investments					$2,600	$2,600	0.2%
Total Investments					$1,681,579	$1,665,552	164.2%
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)The amortized cost represents the original cost adjusted for the amortization and accretion of premiums and discounts, as applicable, on debt investments using the effective interest method.
(3)As of September 30, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $9.8 million based on a tax cost basis of $1.7 billion. As of September 30, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $14.6 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $4.8 million.
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
(7)The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2022 was 3.14%.
(8)The interest rate on these loans is subject to 3 month LIBOR, which as of September 30, 2022 was 3.75%.
(9)The interest rate on these loans is subject to 6 month LIBOR, which as of September 30, 2022 was 4.23%.
(10)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2022 was 3.04%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2022 was 3.59%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2022 was 3.99%.
(13)The interest rate on this loan is subject to 3 month EURIBOR, which as of September 30, 2022 was 1.17%.
(14)The interest rate on this loan is subject to SONIA, which as of September 30, 2022 was 2.19%.
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
(20)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2022, the aggregate fair value of these securities is $352.9 million or 34.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
6sense Insights, Inc.	Series E-1 Preferred Stock	January 20, 2022
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 01, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 01, 2022
Accelerate Topco Holdings, LLC	LLC Interest	September 01, 2022
Acorns Grow Incorporated	Series F Preferred Stock	March 08, 2022
Amergin Asset Management, LLC	Class A Units	July 01, 2022
Axonius, Inc.	Series E Preferred Stock	March 11, 2022
BEHP Co-Investor II, L.P.	LP Interest	May 06, 2022
Chapford SMA Partnership, L.P.	LP Interest	July 18, 2022
Coherent Group Limited	Series B Preferred Shares	April 21, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	February 22, 2022
Orange Blossom Parent, Inc.	Common Stock	July 29, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 23, 2022
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
Picard Holdco, LLC	Series A Preferred Stock	September 29, 2022
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Securiti, Inc.	Series C Preferred Shares	July 29, 2022
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
(21)Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be an "Affiliated Person" of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement. Transactions during the nine months ended September 30, 2022 in which the Company was an Affiliated Person of the portfolio company are as follows:

($ in thousands)	Fair Value at December 31, 2021	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at September 30, 2022	Interest Income	Dividend Income	Other Income
Non-Controlled Affiliates
AAM Series 2.1 Aviation Feeder, LLC(c)	$—	$304	$—	$—	$304	$—	$—	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	—	—	—	—	—	—	—	—
Chapford SMA Partnership, L.P.	—	2,296	—	—	2,296	—	—	—
Total Non-Controlled Affiliates	$—	$2,600	$—	$—	$2,600	$—	$—	$—
(a)Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest or dividends, and the amortization of any unearned income or discounts on equity investments, as applicable.
(b)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on equity investments, as applicable.
(c)In connection with its investment in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) the Company made a minority investment in Amergin Asset Management, LLC which has entered into a Servicing Agreement with Amergin AssetCo.
(22)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2022, non-qualifying assets represented 19.4% of total assets as calculated in accordance with the regulatory requirements.
(23)Investment is non-income producing.
(24)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility and SPV Asset Facilities. See Note 6 “Debt”.
(25)Investment is not pledged as collateral for the credit facilities.

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp. II
Consolidated Statement of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2022	2022
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$11,905	$12,024
Net change in unrealized gain (loss)	(1,137)	(10,469)
Net realized gain (loss)	70	98
Net Increase (Decrease) in Net Assets Resulting from Operations	10,838	1,653
Distributions
Distributions declared from earnings	(3,634)	(3,634)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(3,634)	(3,634)
Capital Share Transactions
Issuance of common shares	399,987	974,987
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	399,987	974,987
Total Increase (Decrease) in Net Assets	407,191	973,006
Net Assets, at beginning of period	609,833	44,018
Net Assets, at end of period	$1,017,024	$1,017,024
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp. II
Consolidated Statement of Cash Flows
(Amounts in thousands)
(Unaudited)

For the Nine Months Ended September 30,
2022
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,653
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,732,040)
Proceeds from investments and investment repayments, net	60,054
Net amortization/accretion of premium/discount on investments	(1,559)
Net change in unrealized (gain) loss on investments	10,026
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	443
Net realized (gain) loss on investments	(24)
Paid-in-kind interest and dividends	(8,010)
Amortization of debt issuance costs	1,666
Amortization of offering costs	238
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(12,310)
(Increase) decrease in prepaid expenses and other assets	(161)
Increase (decrease) in management fee payable	6,748
Increase (decrease) in incentive fee payable	1,323
Increase (decrease) in payables to affiliates	1,017
Increase (decrease) in accrued expenses and other liabilities	2,863
Net cash used in operating activities	(1,668,073)
Cash Flows from Financing Activities
Borrowings on debt	1,356,634
Payments on debt	(670,000)
Debt issuance costs	(16,424)
Proceeds from issuance of common shares (net of change in subscriptions receivable)	974,148
Offering costs paid	(295)
Net cash provided by financing activities	1,644,063
Net increase (decrease) in cash	(24,010)
Cash, beginning of period	44,830
Cash, end of period	$20,820
Supplemental and Non-Cash Information
Interest paid during the period	$7,116
Distributions declared during the period	$3,634
Distributions Payable	$3,634
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements

Note 1. Organization
Owl Rock Technology Finance Corp. II (the “Company”) is a Maryland corporation formed on October 5, 2021. The Company was formed primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. The Company originates and invests in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company’s investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. The Company invests in a broad range of established and high growth technology companies that are capitalizing on the large and growing demand for technology products and services. These companies use technology extensively to improve business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media. Within each industry or sector, the Company invests in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems. The Company refers to all of these companies as “technology-related” companies and intends, under normal circumstances, to invest at least 80% of the value of its total assets in such businesses.
The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, the Company has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Because the Company has elected to be regulated as a BDC and qualifies as a RIC under the Code, the Company’s portfolio is subject to diversification and other requirements.
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
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Company’s audit committee and independent third-party valuation firm(s) engaged at the direction of the Board.
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
The Board undertakes a multi-step valuation process, which includes, among other procedures, the following:
•With respect to investments for which market quotations are readily available, those investments will typically be valued at the average bid price of those market quotations;
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
The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations with the change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations. The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the par amount in local currency under the Company’s SPV Asset Facility to fund these investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.
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

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2022, no investments are on non-accrual status.
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
Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with its taxable year ending December 31, 2021 and intends to continue to qualify as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.
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
For the three and nine months ended September 30, 2022, the Company incurred expenses of approximately $0.6 million and $1.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
As of September 30, 2022 and December 31, 2021, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $1.2 million and $0.2 million, respectively.
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
The management fee (“Management Fee”) is payable quarterly in arrears. Prior to the future quotation or listing of the Company’s securities on a national securities exchange (an “Exchange Listing”) or the future quotation or listing of its securities on any other public trading market, the Management Fee is payable at an annual rate of 0.90% of the Company’s (i) average gross assets, excluding cash and cash equivalents but including assets purchased with borrowed amounts, at the end of the two most recently completed calendar quarters; provided, however, that no Management Fee will be charged on the value of gross assets (excluding cash and cash-equivalents but including assets purchased with borrowed amounts) that is below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act; plus (ii) the average of any remaining unfunded Capital Commitments at the end of the two most recently completed calendar quarters. Following an Exchange Listing, the Management Fee is payable at an annual rate of (x) 1.50% of the Company’s average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) that is above an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act and (y) 1.00% of the Company’s average gross assets (excluding cash and cash equivalents but including assets purchased with borrowed amounts) that is below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act, in each case, at the end of the two most recently completed calendar quarters payable quarterly in arrears. The Management Fee will be appropriately prorated and adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter) for any share issuances or repurchases during the relevant calendar quarters. The Management Fee for any partial month or quarter, as the case may be, will be appropriately prorated and adjusted (based on the actual number of days elapsed relative to the total number of days in such calendar quarter). For purposes of the Investment Advisory Agreement, gross assets means the Company’s total assets determined on a consolidated basis in accordance with generally accepted accounting principles in the United States, excluding cash and cash equivalents, but including assets purchased with borrowed amounts.
For the three and nine months ended September 30, 2022, management fees were $7.1 million and $13.3 million, respectively.
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
For the three and nine months ended September 30, 2022, incentive fees were $1.3 million.
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
For the three and nine months ended September 30, 2022, the Company did not incur performance based incentive fees.
Dealer Manager Agreement
On November 30, 2021, the Company and the Adviser entered into a dealer manager agreement with the Adviser and Blue Owl Securities LLC ("Blue Owl Securities") pursuant to which Blue Owl Securities and certain participating broker-dealers will solicit Capital Commitments. In addition, the Company has entered into a placement agent agreement with Blue Owl Securities pursuant to which employees of Blue Owl Securities may conduct placement activities.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on an order for exemptive relief (the “Order”) that has been granted to an affiliate of the Adviser to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Company has received an amendment to its Order to permit it to co-invest in its existing portfolio companies with certain affiliates that are private funds, even if such private funds did not have an investment in such existing portfolio company.
The Adviser is affiliated with Owl Rock Capital Advisors LLC ("ORCA"), Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), and Owl Rock Diversified Advisors LLC (“ORDA” together with ORTA, ORPFA, ORCA, and the Advisor, the "Owl Rock Advisers"), which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise "Owl Rock," a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company's.
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
Controlled/Affiliated Portfolio Companies
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in the accompanying consolidated financial statements, including the consolidated schedule of investments.

The Company has made investments in non-controlled, affiliated companies, including Amergin AssetCo and Chapford SMA Partnership, L.P. ("Chapford SMA").
Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made a $20.0 million equity commitment to Amergin AssetCo on July 1, 2022. The Company’s investment in Amergin

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
is a co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.
Chapford SMA is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $5.2 million equity commitment to Chapford SMA. The Company's investment in Chapford SMA is a co-investment with the Company's affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its interest in Chapford SMA.
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
Investments at fair value and amortized cost consisted of the following as of September 30, 2022:

	September 30, 2022
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments	$1,146,857	$1,145,937
Second-lien senior secured debt investments	112,811	110,810
Unsecured debt investments	62,536	55,939
Preferred equity investments	321,738	315,276
Common equity investments(1)	37,637	37,590
Total Investments	$1,681,579	$1,665,552
(1)Includes equity investment in Amergin AssetCo and Chapford SMA.

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
The Company uses GICS for classifying the industry groupings of its portfolio companies. The industry composition of investments based on fair value as of September 30, 2022 was as follows:

September 30, 2022
Aerospace & Defense	4.0%
Application Software	13.7%
Beverages	0.6%
Capital Markets	0.6%
Commercial Services & Supplies	1.2%
Construction & Engineering	0.6%
Consumer Finance	0.9%
Diversified Consumer Services	0.6%
Diversified Financial Services	4.0%
Diversified Support Services	1.5%
Electrical Equipment	7.5%
Food & Staples Retailing	8.4%
Health Care Technology	7.7%
Health Care Providers & Services	2.8%
Insurance	2.2%
IT Services	8.3%
Pharmaceuticals	1.0%
Specialty Retail	1.7%
Systems Software	32.7%
Total	100.0%
The geographic composition of investments based on fair value as of September 30, 2022 was as follows:

September 30, 2022
United States:
Midwest	7.3%
Northeast	24.2%
South	37.7%
West	22.0%
International	8.8%
Total	100.0%
Note 5. Fair Value of Investments
Investments
The following tables present the fair value hierarchy of investments as of September 30, 2022:

	Fair Value Hierarchy as of September 30, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$61,449	$1,084,488	$1,145,937
Second-lien senior secured debt investments	—	—	110,810	110,810
Unsecured debt investments	—	15,323	40,616	55,939
Preferred equity investments	—	—	315,276	315,276
Common equity investments	—	—	37,590	37,590
Total Investments at fair value	$—	$76,772	$1,588,780	$1,665,552

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2022:

	As of and for the Three Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$460,911	$45,358	$42,260	$194,150	12,210	$754,889
Purchases of investments, net	621,342	67,140	—	120,234	25,418	834,134
Payment-in-kind	351	—	745	2,671	—	3,767
Proceeds from investments, net	(1,292)	—	—	—	—	(1,292)
Net change in unrealized gain (loss)	2,691	(1,757)	(2,402)	(1,855)	(38)	(3,361)
Net realized gains (losses)	—	—	—	—	—	—
Net amortization/accretion of premium/discount on investments	485	69	13	76	—	643
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$1,084,488	$110,810	$40,616	$315,276	37,590	$1,588,780
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended September 30, 2022, there were no transfers between levels.

	As of and for the Nine Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$—	$—	$—	$—	—	$—
Purchases of investments, net	1,128,840	126,703	43,918	315,447	37,636	1,652,544
Payment-in-kind	350	—	1,499	6,161	—	8,010
Proceeds from investments, net	(46,077)	(13,977)	—	—	—	(60,054)
Net change in unrealized gain (loss)	714	(2,001)	(4,830)	(6,462)	(46)	(12,625)
Net realized gains (losses)	24	—	—	—	—	24
Net amortization/accretion of premium/discount on investments	637	85	29	130	—	881
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$1,084,488	$110,810	$40,616	$315,276	37,590	$1,588,780
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the nine months ended September 30, 2022, there were no transfers between levels.
The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the three and nine months ended September 30, 2022:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2022 on Investments Held at September 30, 2022
First-lien senior secured debt investments	$2,691
Second-lien senior secured debt investments	(1,757)
Unsecured debt investments	(2,402)
Preferred equity investments	(1,855)
Common equity investments	(38)
Total Investments	$(3,361)

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2022 on Investments Held at September 30, 2022
First-lien senior secured debt investments	$714
Second-lien senior secured debt investments	(2,001)
Unsecured debt investments	(4,830)
Preferred equity investments	(6,462)
Common equity investments	(46)
Total Investments	$(12,625)
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2022. The weighted average range of unobservable inputs is based on fair value of investments. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$614,333	Recent Transaction	Transaction Price	87.2% - 99.5% (98.2%)	Increase
	470,155	Yield Analysis	Market Yield	89.6% - 100.0% (98.9%)	Decrease
Second-lien senior secured debt investments	$110,810	Yield Analysis	Market Yield	92.5% - 98.3% (94.0%)	Decrease
Unsecured debt investments	$40,616	Yield Analysis	Market Yield	100.0% - 100.0% (100.0%)	Decrease
Preferred equity investments	$120,235	Recent Transaction	Transaction Price	97.0% - 100.0% (97.5%)	Increase
	149,042	Yield Analysis	Market Yield	89.3% - 98.5% (94.3%)	Decrease
	45,999	Market Approach	Revenue Multiple	8.5x - 45.0x (27.4x)	Increase
Common equity investments	$25,380	Recent Transaction	Transaction Price	95.7% - 100.0% (99.6%)	Increase
	2,520	Market Approach	EBITDA Multiple	18.0x - 18.0x (18.0x)	Increase
	9,690	Market Approach	Revenue Multiple	16.6x - 16.6x (16.6x)	Increase
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

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of September 30, 2022:

	September 30, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value
Subscription Credit Facility	$593,153	$593,153
Revolving Credit Facility	29,211	29,211
SPV Asset Facility I	43,957	43,957
Total Debt	$666,321	$666,321
(1)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, and SPV Asset Facility I are presented net of unamortized debt issuance costs of $2.9 million, $5.8 million, and $6.0 million respectively.
The following table presents fair value measurements of the Company’s debt obligations as of September 30, 2022:

($ in thousands)	September 30, 2022
Level 1	$—
Level 2	—
Level 3	666,321
Total Debt	$666,321

Debt Not Carried at Fair Value
As of September 30, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2022, the Company’s asset coverage was 248.8%.
Debt obligations consisted of the following as of September 30, 2022:

	September 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$700,000	$596,079	$103,921	$593,153
Revolving Credit Facility	600,000	35,000	565,000	29,211
SPV Asset Facility I	600,000	50,000	51,567	43,957
Total Debt	$1,900,000	$681,079	$720,488	$666,321
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, and SPV Asset Facility I are presented net of unamortized debt issuance costs of $2.9 million, $5.8 million, and $6.0 million respectively.

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
For the three and nine months ended September 30, 2022, the components of interest expense were as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2022	2022
Interest expense	$7,730	$9,536
Amortization of debt issuance costs	977	1,666
Total Interest Expense	$8,707	$11,202
Average interest rate	4.7%	4.5%
Average daily borrowings	$643,216	$277,457

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
The availability period under the Revolving Credit Facility will terminate on June 9, 2026 (“Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on June 9, 2027 (“Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at either term SOFR plus a margin, or the Prime Rate plus a margin. The

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Company may elect either the term SOFR or Prime Rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin. The Company will also pay a fee of 0.375% on average daily undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facility I
On July 15, 2022 (the “SPV Asset Facility I Closing Date”), Athena Funding I LLC (“Athena Funding I”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility I”), with Athena Funding I, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto.
From time to time, the Company expects to sell and contribute certain investments to Athena Funding I pursuant to a Sale and Contribution Agreement by and between the Company and Athena Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Athena Funding I, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Athena Funding I through its ownership of Athena Funding I. The initial maximum principal amount which may be borrowed under the Credit Facility is $600 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding I’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
The SPV Asset Facility I provides for the ability to draw term loans and to draw and redraw revolving loans under the SPV Asset Facility I for a period of up to two years after the SPV Asset Facility I Closing Date. Unless otherwise terminated, the SPV Asset Facility I will mature on July 15, 2032 (the "SPV Asset Facility I Stated Maturity"). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by Athena Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, Athena Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding I subject to payment of a premium for a period of time.
Amounts drawn bear interest at a reference rate (initially SOFR) plus a spread of 2.75%, and term loans are subject to a minimum utilization amount, after one year, subject to certain terms and conditions. The undrawn amount of the of the term commitment not subject to such spread payment is subject to an undrawn fee of 0.25% per annum for the first six months and 0.35% thereafter. The undrawn amount of the revolving commitment not subject to such spread payment is subject to an undrawn fee of 0.25% per annum for the first six months, 0.50% for months seven through twelve, and 0.50% thereafter if the drawn amount is greater than or equal to 75% of the revolving commitment, otherwise 0.75%. Certain additional fees are payable to Société Générale as administrative agent.
SPV Asset Facility I contains customary covenants, including certain maintenance covenants, and events of default. Athena Funding I is required to obtain a minimum post-closing rating of SPV Asset Facility I within six months of the SPV Asset Facility I Closing Date, subject to certain terms and conditions. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of Athena Funding I and on any payments received by Athena Funding I in respect of those assets. Assets pledged to the lenders will not be available to pay the debts of the Company.
Borrowings of Athena Funding I are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
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

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of September 30, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2022
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$10,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	9,696
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	4,545
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273
Anaplan, Inc.	First lien senior secured revolving loan	9,421
Appfire Technologies, LLC	First lien senior secured revolving loan	751
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	9,184
Armstrong Bidco Limited	First lien senior secured delayed draw term loan	2,075
Chapford SMA Partnership, L.P.	LP Interest	2,800
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	3,789
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	3,789
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	34,308
Grayshift, LLC	First lien senior secured revolving loan	5,806
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,184
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,304
Kaseya Inc.	First lien senior secured delayed draw term loan	4,725
Kaseya Inc.	First lien senior secured revolving loan	4,725
ManTech International Corporation	First lien senior secured delayed draw term loan	16,000
ManTech International Corporation	First lien senior secured revolving loan	7,255
Natural Partners, LLC	First lien senior secured revolving loan	681
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954
Rubrik, Inc.	First lien senior secured delayed draw term loan	2,641
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	13,075
Securonix, Inc.	First lien senior secured revolving loan	3,559
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	2,572
Smarsh Inc.	First lien senior secured delayed draw term loan	6,476
Smarsh Inc.	First lien senior secured revolving loan	1,619
Talon MidCo 2 Limited	First lien senior secured revolving loan	1,369
Talon MidCo 2 Limited	First lien senior secured delayed draw term loan	311
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071
The NPD Group, L.P.	First lien senior secured revolving loan	9,060
Total Unfunded Portfolio Company Commitments		$185,231
The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.
Investor Commitments
As of September 30, 2022, the Company had approximately $3.2 billion in total Capital Commitments from investors (approximately $2.2 billion undrawn), of which $50.3 million is from entities affiliated with or related to the Adviser (approximately $19.7 million undrawn). As of December 31, 2021, the Company had approximately $802.7 million in total Capital Commitments from investors (approximately $757.7 million undrawn), of which $50.0 million is from entities affiliated with or related to the

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Adviser (approximately $45.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2022, management was not aware of any pending or threatened litigation.
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
During the nine months ended September 30, 2022, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
February 11, 2022	January 28, 2022	8,710,668	$125,000
March 29, 2022	March 16, 2022	10,408,213	150,000
June 28, 2022	June 14, 2022	21,201,413	300,000
September 23, 2022	September 12, 2022	27,642,541	399,987
Total		67,962,835	$974,987
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
Distributions
The following table reflects the distributions declared on shares of our common stock during the nine months ended September 30, 2022

	September 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.05
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2022:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands, except per share amounts)	2022	2022
Increase (decrease) in net assets resulting from operations	$10,838	$1,653
Weighted average shares of common stock outstanding—basic and diluted	45,724,093	25,681,701
Earnings (loss) per common share-basic and diluted	$0.24	$0.06

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Note 10. Income Taxes
The Company has elected to be treated as a RIC under Subchapter M of the Code, and intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other things, distribute to its shareholders in each taxable year generally at least 90% of the Company’s investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain tax treatment as a RIC, the Company, among other things, intends to make the requisite distributions to its shareholders, which generally relieves the Company from corporate-level U.S. federal income taxes.
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
For the three and nine months ended September 30, 2022, U.S federal excise taxes were $13 thousand.
Note 11. Financial Highlights
The following are the financial highlights for a common share outstanding during the nine months ended September 30, 2022:

For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2022
Per share data:
Net asset value, beginning of period	$14.67
Net investment income (loss)(1)	0.47
Net realized and unrealized gain (loss)(1)	(0.40)
Total from operations	0.07
Issuance of common stock(2)	(0.36)
Distributions declared from net investment income	(0.05)
Total increase (decrease) in net assets	(0.34)
Net asset value, end of period	$14.33
Shares outstanding, end of period	70,962,935
Total Return(3)	(2.0)%
Ratios / Supplemental Data
Ratio of total expenses to average net assets(4)	8.0%
Ratio of net investment income to average net assets(4)	3.2%
Net assets, end of period	$1,017,024
Weighted-average shares outstanding	25,681,701
Total capital commitments, end of period	$3,243,464
Ratio of total contributed capital to total committed capital, end of period	31.5%
Portfolio turnover rate	8.5%
Year of formation	2021
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
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events to disclose except for the following:

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Investor Commitments
As of November 10, 2022, the Company had approximately $3.3 billion in total Capital Commitments from investors (approximately $2.3 billion undrawn), of which $50.3 million is from entities affiliated with or related to the Adviser (approximately $19.7 million undrawn).
Dividend
On November 1, 2022, the Board declared a distribution of 90% of estimated fourth quarter investment company taxable income, if any, for shareholders of record on December 31, 2022, payable on or before January 31, 2023.
SPV Asset Facility II
On November 8, 2022 (the “Athena Funding II Closing Date”), Athena Funding II LLC (“Athena Funding II”), a Delaware limited liability company and newly formed subsidiary of the Company entered into a Loan and Management Agreement (the “SPV Asset Facility II”), with Athena Funding II, as Borrower, the Company, as Collateral Manager and Transferor, MUFG Bank, Ltd., as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent and Collateral Administrator, Alter Domus (US) LLC as Custodian, the lenders from time to time parties thereto and the group agents from time to time parties thereto.
From time to time, the Company expects to sell and contribute certain investments to Athena Funding II pursuant to a Purchase and Sale Agreement, dated as of the Athena Funding II Closing Date, by and between the Company and Athena Funding II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by Athena Funding II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Athena Funding II through its ownership of Athena Funding II. The maximum principal amount of the SPV Asset Facility II is $300 million; the availability of this amount is subject to a borrowing base test (which is based on the value of Athena Funding II’s assets from time to time, an advance rate and concentration limitations) and satisfaction of certain conditions, including collateral quality tests.
The SPV Asset Facility II provides for the ability to draw and redraw revolving loans under the SPV Asset Facility II for a period of up to two years after the Athena Funding II Closing Date (the “Athena Funding II Reinvestment Period”) unless the Athena Funding II Reinvestment Period is terminated sooner as provided in the SPV Asset Facility II. Unless otherwise terminated, the SPV Asset Facility II will mature November 8, 2027.

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
We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of the listing of our common stock on a national securities exchange (an "Exchange Listing") and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. The initial closing of the Private Offering occurred on December 1, 2021 (the “Initial Closing”). As of September 30, 2022, we had $3.2 billion in total Capital Commitments from investors, of which $50.3 million is from entities affiliated with or related to our Adviser. The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
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
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Technology Advisors LLC ("ORTA"), Owl Rock Capital Private Fund Advisors LLC (“ORPFA”), and Owl Rock Diversified Advisors LLC (“ORDA” and together with the Adviser, ORCA, ORTA, ORPFA, and ORDA, the "Owl Rock Advisers"). As of September 30, 2022, the Adviser and its affiliates had $65.7 billion of assets under management across the Owl Rock division of Blue Owl. The Owl Rock Advisers are investment advisers.
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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the “Order”), that has been granted by the SEC to ORCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Advisers or its affiliates or any affiliates person of any of them (other than the parties to the transaction, except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition,we have received an amendment to our Order to permit us to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such private funds did not have an investment in such existing portfolio company. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours.
On December 10, 2021, we formed a wholly-owned subsidiary, OR Tech Lending II LLC, a Delaware limited liability company, which is intended to hold a California finance lenders license. OR Tech Lending II LLC is intended to originate loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.
We have elected to be regulated as a BDC under the 1940 Act and as a regulated investment company (“RIC”) for tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we are required to comply with various statutory and regulatory requirements, such as:
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
Economic Developments and COVID-19
We have observed and continue to observe supply chain interruptions, significant labor and resource shortages, commodity inflation, rapidly rising interest rates, economic sanctions as a result of the ongoing war between Russia and Ukraine and elements of geopolitical, economic and financial market instability in the United States, the United Kingdom, the European Union and China. One or more of these factors may contribute to increased market volatility, may have long term effects in the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Additionally, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle-market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
Over two years after COVID-19 was recognized as a pandemic by the World Health Organization, its continued persistence in the United States and worldwide and the magnitude of the economic impact of the outbreak continue to create an uncertain environment in which we and our portfolio companies operate. The preventative measure taken to contain or mitigate the spread of COVID-19 have caused, and may in the future cause, business shutdowns, cancellations of events and travel and other disruptions. We have built our portfolio management team to include workout experts and on a quarterly basis continue to closely monitor our portfolio companies and understand and mitigate issues. We are unable to predict the duration of any business and supply-chain disruptions or labor and resource shortages, the extent to which COVID-19 or economic conditions will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition.
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments, including publicly traded debt instruments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through September 30, 2022, our Adviser or its affiliates have originated $69.4 billion aggregate principal amount of investments across multiple industries, of which $65.9 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We target portfolio companies where we can structure larger transactions. As of September 30, 2022, our average investment size in each of our portfolio companies was approximately $34 million based on fair value. As of September 30, 2022, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 68.1% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $756 million, weighted average annual EBITDA of $195 million and a weighted average enterprise value of $5.2 billion. As of September 30, 2022, investments we classify as growth capital represented 24.4% of our total portfolio based on fair value and these portfolio companies had a weighted average enterprise value of $12.3 billion.
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
We focus primarily on originating and making debt and equity investments in technology-related companies based primarily in the United States.
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
Portfolio and Investment Activity
As of September 30, 2022, based on fair value, our portfolio consisted of 68.7% first lien senior secured debt investments (of which 48.0% we consider to be unitranche debt investments (including “last out” portions of such loans)), 6.7% second lien senior secured debt investments, 3.4% unsecured debt investments, 18.9% preferred equity investments, and 2.3% common equity investments.
As of September 30, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 9.6% and 9.4%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 10.2% and 10.0%, respectively.
As of September 30, 2022, we had investments in 49 portfolio companies with an aggregate fair value of $1.7 billion. As of September 30, 2022, we had net leverage of 0.65x debt-to-equity.
We expect the pace of our originations to vary with the pace of repayments and the pace at which we raise funds in our private offering. Currently, rapidly rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions and other public market activity which in turn has led to decreased repayments over the quarter; however, because we have continued to raise funds in our private offerings, the pace of our originations is strong. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service oriented sectors such as software and healthcare, and the credit quality of our portfolio remains consistent. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection.
We have also begun to invest in specialty financing portfolio companies, including Amergin and Chapford SMA. These companies may use our capital to support acquisitions which could lead to increased dividend income. See "Specialty Financing Portfolio Companies."
We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities. We believe that the rapid rise in interest rates will meaningfully benefit our net investment income as we continue to see the impact of interest rates exceeding our interest rate floors.

Our investment activity for the three months ended September 30, 2022 is presented below (information presented herein is at par value unless otherwise indicated).

Three Months Ended September 30,
($ in thousands)	2022
New investment commitments
Gross originations	$1,001,709
Less: Sell downs	—
Total new investment commitments	$1,001,709
Principal amount of investments funded:
First-lien senior secured debt investments	$685,025
Second-lien senior secured debt investments	70,836
Unsecured debt investments	—
Preferred equity investments	122,985
Common equity investments	25,521
Total principal amount of investments funded	$904,367
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$—
Second-lien senior secured debt investments	—
Unsecured debt investments	—
Preferred equity investments	—
Common equity investments	—
Total principal amount of investments sold or repaid	$—
Number of new investment commitments in new portfolio companies(1)	17
Average new investment commitment amount	$57,946
Weighted average term for new debt investment commitments (in years)	6.6
Percentage of new debt investment commitments at floating rates	100.0%
Percentage of new debt investment commitments at fixed rates	—%
Weighted average interest rate of new debt investment commitments(2)	9.9%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.3%
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 3.59% as of September 30, 2022.
As of September 30, 2022, our investments consisted of the following:

	September 30, 2022
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$1,146,857	$1,145,937
Second-lien senior secured debt investments	112,811	110,810
Unsecured debt investments	62,536	55,939
Preferred equity investments	321,738	315,276
Common equity investments	37,637	37,590
Total Investments	$1,681,579	$1,665,552
(1)48% of which we consider unitranche loans as of September 30, 2022.

We use GICS for classifying the industry groupings of our portfolio companies. The industry composition of investments based on fair value as of September 30, 2022 was as follows:

September 30, 2022
Aerospace & Defense	4.0%
Application Software	13.7%
Beverages	0.6%
Capital Markets	0.6%
Commercial Services & Supplies	1.2%
Construction & Engineering	0.6%
Consumer Finance	0.9%
Diversified Consumer Services	0.6%
Diversified Financial Services	4.0%
Diversified Support Services	1.5%
Electrical Equipment	7.5%
Food & Staples Retailing	8.4%
Health Care Technology	7.7%
Health Care Providers & Services	2.8%
Insurance	2.2%
IT Services	8.3%
Pharmaceuticals	1.0%
Specialty Retail	1.7%
Systems Software	32.7%
Total	100.0%
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below describes investments by geographic composition based on fair value as of September 30, 2022:

September 30, 2022
United States:
Midwest	7.3%
Northeast	24.2%
South	37.7%
West	22.0%
International	8.8%
Total	100.0%
The weighted average yields and interest rates of our investments at fair value as of September 30, 2022 were as follows:

September 30, 2022
Weighted average total yield of portfolio	9.6%
Weighted average total yield of debt and income producing securities	10.2%
Weighted average interest rate of debt securities	9.0%
Weighted average spread over base rate of all floating rate investments	6.2%
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
The following table shows the composition of our portfolio on the 1 to 5 rating scale as of September 30, 2022:

September 30, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$—	—%
2	1,665,552	100.0
3	—	—
4	—	—
5	—	—
Total	$1,665,552	100.0%

The following table shows the amortized cost of our performing and non-accrual debt investments as of September 30, 2022:

	September 30, 2022
($ in thousands)	Amortized Cost	Percentage
Performing	$1,681,579	100.0%
Non-accrual	—	—
Total	$1,681,579	100.0%
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
Specialty Financing Portfolio Companies

Amergin
Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made a $20.0 million equity commitment to Amergin AssetCo on July 1, 2022. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.

Chapford SMA

Chapford SMA is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $5.2 million equity commitment to Chapford SMA. Our investment in Chapford SMA is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC.
Results of Operations
The following table represents the operating results for the three and nine months ended September 30, 2022:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2022	2022
Total Investment Income	$30,798	$41,682
Less: Expenses	18,880	29,645
Net Investment Income (Loss) Before Taxes	$11,918	$12,037
Less: Income taxes, including excise taxes	13	13
Net Investment Income (Loss) After Taxes	$11,905	$12,024
Net change in unrealized gain (loss)	(1,137)	(10,469)
Net realized gain (loss)	70	98
Net Increase (Decrease) in Net Assets Resulting from Operations	$10,838	$1,653
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

Investment Income
Investment income for the three and nine months ended September 30, 2022 was as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2022	2022
Interest income	$21,677	$27,780
Payment-in-kind interest income	1,557	2,484
Payment-in-kind dividend income	4,552	8,226
Other income	3,012	3,192
Total investment income	$30,798	$41,682
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Three Months Ended September 30, 2022
Investment income was $30.8 million for the three months ended September 30, 2022 including PIK interest income of $1.6 million, PIK dividend income of $4.6 million, and other income of $3.0 million primarily from incremental fee income, which are fees that are generally available to us as a result of closing investment and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the Nine Months Ended September 30, 2022
Investment income was $41.7 million for the nine months ended September 30, 2022 including PIK interest income of $2.5 million, PIK dividend income of $8.2 million, and other income of $3.2 million primarily from incremental fee income, which are fees that are generally available to us as a result of closing investment and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Additionally, we were initially capitalized on November 30, 2021 and commenced investing activities in January 2022. As a result, comparisons may not be meaningful.
Expenses
Expenses for the three and nine months ended September 30, 2022 were as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2022	2022
Interest expense	$8,707	$11,202
Management fees	7,142	13,278
Incentive fees	1,323	1,323
Offering expenses	120	238
Professional fees	620	1,221
Directors' fees	277	817
Other general and administrative	691	1,566
Total expenses	$18,880	$29,645
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the Three and Nine September 30, 2022
For the three and nine months ended September 30, 2022 total expenses were $18.9 million and $29.6 million, respectively, primarily due to incurred management fees, initial organization expenses, professional fees, and director's fees as a result of ramping the portfolio. Additionally, we were initially capitalized on November 30, 2021 and commenced investing activities in January 2022. As a result, comparisons may not be meaningful.

Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from corporate-level U.S. federal income taxes.
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
For the three and nine months ended September 30, 2022, U.S federal excise taxes were $13 thousand.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the three and nine months ended September 30, 2022, net change in unrealized gains (losses) was comprised of the following:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2022	2022
Net change in unrealized gain (loss) on investments	$(851)	$(10,026)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(286)	$(443)
Net change in unrealized gain (loss)	$(1,137)	$(10,469)

For the Three Months Ended September 30, 2022
For the three months ended September 30, 2022, the net unrealized loss was primarily driven by an decrease in the fair value of our investments compared to the initial purchase. The primary drivers of our portfolio’s unrealized losses were current market conditions, including public market volatility and credit spreads widening across the broader market. Additionally, we were initially capitalized on November 30, 2021 and commenced investing activities in January 2022. As a result, comparisons may not be meaningful.
For the Nine Months Ended September 30, 2022
For the nine months ended September 30, 2022, the net unrealized loss was primarily driven by an decrease in the fair value of our investments compared to the initial purchase. The primary drivers of our portfolio’s unrealized losses were current market conditions, including public market volatility and credit spreads widening across the broader market. Additionally, we were initially capitalized on November 30, 2021 and commenced investing activities in January 2022. As a result, comparisons may not be meaningful.
Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the three and nine months ended September 30, 2022 were comprised of the following:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2022	2022
Net realized gain (loss) on investments	$—	$24
Net realized gain (loss) on foreign currency transactions	70	74
Net realized gain (loss)	$70	$98
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
Cash as of September 30, 2022, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funds for long-term cash needs will come from unused net proceeds from financing activities and our capital commitments. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of September 30, 2022, we had $20.8 million in cash. During the nine months ended September 30, 2022, we used $1.7 billion in cash for operating activities, primarily as a result of funding portfolio investments of $1.7 billion. Cash provided by financing activities was $1.6 billion during the period, primarily from borrowings on debt and proceeds from the issuance of shares.
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
During the nine months ended September 30, 2022, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
February 11, 2022	January 28, 2022	8,710,668	$125,000
March 29, 2022	March 16, 2022	10,408,213	150,000
June 28, 2022	June 14, 2022	21,201,413	300,000
September 23, 2022	September 12, 2022	27,642,541	399,987
Total		67,962,835	$974,987
Distributions
The following table reflects the distributions declared on shares of our common stock during the nine months ended September 30, 2022

	September 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.05
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
During the nine months ended September 30, 2022, no shares were issued under the dividend reinvestment plan.

Debt
Aggregate Borrowings
Debt obligations consisted of the following as of September 30, 2022:

	September 30, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$700,000	$596,079	$103,921	$593,153
Revolving Credit Facility	600,000	35,000	565,000	29,211
SPV Asset Facility I	600,000	50,000	51,567	43,957
Total Debt	$1,900,000	$681,079	$720,488	$666,321
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, and SPV Asset Facility I are presented net of unamortized debt issuance costs of $2.9 million, $5.8 million, and $6.0 million respectively.
For the three and nine months ended September 30, 2022, the components of interest expense were as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2022	2022
Interest expense	$7,730	$9,536
Amortization of debt issuance costs	977	1,666
Total Interest Expense	$8,707	$11,202
Average interest rate	4.7%	4.5%
Average daily borrowings	$643,216	$277,457
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
The availability period under the Revolving Credit Facility will terminate on June 9, 2026 (“Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on June 9, 2027 (“Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
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
SPV Asset Facility I
On July 15, 2022 (the “SPV Asset Facility I Closing Date”), Athena Funding I LLC (“Athena Funding I”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility I”), with Athena Funding I, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto.
From time to time, the Company expects to sell and contribute certain investments to Athena Funding I pursuant to a Sale and Contribution Agreement by and between the Company and Athena Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Athena Funding I, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Athena Funding I through its ownership of Athena Funding I. The initial maximum principal amount which may be borrowed under the Credit Facility is $600 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding I’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
The SPV Asset Facility I provides for the ability to draw term loans and to draw and redraw revolving loans under the SPV Asset Facility I for a period of up to two years after the SPV Asset Facility I Closing Date. Unless otherwise terminated, the SPV Asset Facility I will mature on July 15, 2032 (the "SPV Asset Facility I Stated Maturity"). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by Athena Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, Athena Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding I subject to payment of a premium for a period of time.
Amounts drawn bear interest at a reference rate (initially SOFR) plus a spread of 2.75%, and term loans are subject to a minimum utilization amount, after one year, subject to certain terms and conditions. The undrawn amount of the of the term commitment not subject to such spread payment is subject to an undrawn fee of 0.25% per annum for the first six months and 0.35% thereafter. The undrawn amount of the revolving commitment not subject to such spread payment is subject to an undrawn fee of 0.25% per annum for the first six months, 0.50% for months seven through twelve, and 0.50% thereafter if the drawn amount is greater than or equal to 75% of the revolving commitment, otherwise 0.75%. Certain additional fees are payable to Société Générale as administrative agent.

The SPV Asset Facility I contains customary covenants, including certain maintenance covenants, and events of default. Athena Funding I is required to obtain a minimum post-closing rating of the SPV Asset Facility I within six months of the Closing Date, subject to certain terms and conditions. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of Athena Funding I and on any payments received by Athena Funding I in respect of those assets. Assets pledged to the lenders will not be available to pay the debts of the Company.
Borrowings of Athena Funding I are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of September 30, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	September 30, 2022
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$10,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	9,696
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	4,545
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273
Anaplan, Inc.	First lien senior secured revolving loan	9,421
Appfire Technologies, LLC	First lien senior secured revolving loan	751
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	9,184
Armstrong Bidco Limited	First lien senior secured delayed draw term loan	2,075
Chapford SMA Partnership, L.P.	LP Interest	2,800
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	3,789
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	3,789
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	34,308
Grayshift, LLC	First lien senior secured revolving loan	5,806
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,184
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,304
Kaseya Inc.	First lien senior secured delayed draw term loan	4,725
Kaseya Inc.	First lien senior secured revolving loan	4,725
ManTech International Corporation	First lien senior secured delayed draw term loan	16,000
ManTech International Corporation	First lien senior secured revolving loan	7,255
Natural Partners, LLC	First lien senior secured revolving loan	681
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954
Rubrik, Inc.	First lien senior secured delayed draw term loan	2,641
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	13,075
Securonix, Inc.	First lien senior secured revolving loan	3,559
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	2,572
Smarsh Inc.	First lien senior secured delayed draw term loan	6,476
Smarsh Inc.	First lien senior secured revolving loan	1,619
Talon MidCo 2 Limited	First lien senior secured revolving loan	1,369
Talon MidCo 2 Limited	First lien senior secured delayed draw term loan	311
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071
The NPD Group, L.P.	First lien senior secured revolving loan	9,060
Total Unfunded Portfolio Company Commitments		$185,231
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
As of September 30, 2022, the Company had approximately $3.2 billion and in total Capital Commitments from investors (approximately $2.2 billion undrawn), of which $50.3 million is from entities affiliated with or related to the Adviser (approximately $19.7 million undrawn). As of December 31, 2021, the Company had approximately $802.7 million in total Capital Commitments from investors (approximately $757.7 million undrawn), of which $50.0 million is from entities affiliated with or related to the Adviser (approximately $45.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2022, management was not aware of any pending or threatened litigation.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Dealer Manager Agreement;
•the Placement Agent Agreement;
•the License Agreement; and
•the Promissory Notes.
In addition to the aforementioned agreements, we rely on exemptive relief that has been granted to ORCA and certain of its affiliates to permit us to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
We invest in Amergin and Chapford SMA, non-controlled affiliated investments, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
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
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation deignee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
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
Distributions
We have elected to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under Subchapter M of the Code. To maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distribution for tax purposes equal to at least 90 percent of the sum of our:
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
Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated as a RIC under the Code beginning with the taxable year ending December 31, 2021 and intend to continue to qualify as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends. Instead, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.
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
Recent Developments
Investor Commitments
As of November 10, 2022, we had approximately $3.3 billion in total Capital Commitments from investors (approximately $2.3 billion undrawn), of which $50.3 million is from entities affiliated with or related to the Adviser (approximately $19.7 million undrawn).
Dividend
On November 1, 2022, the Board declared a distribution of 90% of estimated fourth quarter investment company taxable income, if any, for shareholders of record on December 31, 2022, payable on or before January 31, 2023.
SPV Asset Facility II
On November 8, 2022 (the “Athena Funding II Closing Date”), Athena Funding II LLC (“Athena Funding II”), a Delaware limited liability company and our newly formed subsidiary entered into a Loan and Management Agreement (the “SPV Asset Facility II”), with Athena Funding II, as Borrower, us, as Collateral Manager and Transferor, MUFG Bank, Ltd., as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent and Collateral Administrator, Alter Domus (US) LLC as Custodian, the lenders from time to time parties thereto and the group agents from time to time parties thereto.
From time to time, we expect to sell and contribute certain investments to Athena Funding II pursuant to a Purchase and Sale Agreement, dated as of the Athena Funding II Closing Date, by and between us and Athena Funding II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by Athena Funding II, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Athena Funding II through its ownership of Athena Funding II. The maximum principal amount of the SPV Asset Facility II is $300 million; the availability of this amount is subject to a borrowing base test (which is based on the value of Athena Funding II’s assets from time to time, an advance rate and concentration limitations) and satisfaction of certain conditions, including collateral quality tests.
The SPV Asset Facility II provides for the ability to draw and redraw revolving loans under the SPV Asset Facility II for a period of up to two years after the Athena Funding II Closing Date (the “Athena Funding II Reinvestment Period”) unless the Reinvestment Period is terminated sooner as provided in the SPV Asset Facility II. Unless otherwise terminated, the SPV Asset Facility II will mature November 8, 2027.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, and inflation and supply chain risk.
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
Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As of September 30, 2022, 98.8% of our debt investments based on fair value were floating rates. Additionally, the weighted average floating rate floor, based on fair value, of our debt investments was 0.7%. The Subscription Credit Facility and Revolving Credit Facility bear interest at variable interest rates with an interest rate floor of 0.0%.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$39,782	$20,432	$19,350
Up 200 basis points	$26,522	$13,622	$12,900
Up 100 basis points	$13,261	$6,811	$6,450
Up 50 basis points	$6,630	$3,405	$3,225
Down 50 basis points	$(6,630)	$(3,405)	$(3,225)
Down 100 basis points	$(13,261)	$(6,811)	$(6,450)

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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

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

10.1
Credit Agreement, dated July 15, 2022, among Athena Funding I LLC, as Borrower, the Lenders referred to therein, Société Générale, as Administrative Agent, and State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator, Custodian and Alter Domus (US) LLC, as Document Custodian (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K, filed on July 20, 2022).

10.2
Sale and Contribution Agreement, dated July 15, 2022, between Owl Rock Technology Finance Corp. II, as Seller and Athena Funding I LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on July 20, 2022).

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

Owl Rock Technology Finance Corp. II

Date: November 10, 2022	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Technology Finance Corp. II

Date: November 10, 2022	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer