Form 10-K
period 2022-12-31
Owl Rock Technology Finance Corp. II
filed 2023-03-06
CIK 1889668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-K
______________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
Commission File Number 000-55977
______________________________________________________________________________
OWL ROCK TECHNOLOGY FINANCE CORP. II
(Exact name of Registrant as specified in its Charter)
______________________________________________________________________________

Maryland (State or other jurisdiction of incorporation or organization)	87-2993019 (I.R.S. Employer Identification No.)

399 Park Avenue, New York, New York (Address of principal executive offices)	10022 (Zip Code)
Registrant’s telephone number, including area code: (212) 419-3000
______________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Emerging growth company ☒	Small reporting company ☐
Non-accelerated filer ☒	Accelerated filer ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of March 3, 2023, the registrant had 84,777,417 shares of common stock, $0.01 par value per share, outstanding.

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
•changes in base interest rates and significant market volatility on our business and our portfolio companies (including our business prospects and the prospects of our portfolio companies including the ability to achieve our and their business objectives), our industry and the global economy including as a result of ongoing supply chain disruptions;
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
•the effect of legal, tax and regulatory changes including the Inflation Reduction Act of 2022;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, and the impact of the “COVID-19” pandemic; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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
We are advised by the Adviser pursuant to an investment advisory agreement. The Adviser is an indirect affiliate of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. We expect to leverage Blue Owl's, and, in particular, the Adviser's investment team's extensive network of relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $50 million and that are backed by venture capital firms or private equity firms that are active investors in and have an expertise in technology companies and technology-related industries. Our target investments will typically range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, with a lesser allocation to equity or equity-linked opportunities. We target portfolio companies where we can structure larger transactions that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).
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
As of December 31, 2022, based on fair value, our portfolio consisted of 73.5% first lien senior secured debt investments, 7.5% second lien senior secured debt investments, 2.4% unsecured debt investments, 13.7% preferred equity investments, and 2.9% common equity investments. As of December 31, 2022, 99.3% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. As of December 31, 2022 we had investments in 65 portfolio companies with an aggregate fair value of $2.5 billion.
As of December 31, 2022, our portfolio was invested across 20 different industries. The largest industry in our portfolio as of December 31, 2022 was Systems Software, which represented, as a percentage of our portfolio, 31.3%, based on fair value.
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
We conduct private offerings (the “Private Offering”) of our common stock, par value $0.01 per share (“Common Stock”) to investors in reliance on exemptions from the registration requirements of the 1933 Act. At the closing of any Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of our Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. The initial closing (the “Initial Closing”) of the Private Offering occurred on December 1, 2021. As of December 31, 2022, the Company had approximately $3.5 billion in total Capital Commitments from investors (approximately $2.3 billion undrawn), of which $50.5 million is from entities affiliated with or related to the Adviser (approximately $16.9 million undrawn). We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering and made our first portfolio company investment in January 2022. From time to time during the Commitment Period (as defined herein), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing” and the Initial Closing, each Subsequent Closing and the Final Closing, each a “Closing”). The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing.
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
We are an externally managed, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We have elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements. As a BDC, at least 70% of our assets must be assets of the type listed in Section 55(a) of the 1940 Act, as described herein. We will not invest more than 20% of our total assets in companies whose principal place of business is outside the United States. See “— Regulation as a Business Development Company” and “— Certain U.S. Federal Income Tax Considerations.”
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
We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage up to two-thirds of our assets). We have entered into a revolving credit facility (the “Subscription Credit Facility”), a senior secured credit agreement (the "Revolving Credit Facility") and two special purpose vehicle asset credit facilities (the "SPV Asset Facility I" and the "SPV Asset Facility II") and in the future may enter into additional credit facilities. The special purpose vehicle asset credit facilities are financing facilities pursuant to which we formed wholly owned subsidiaries, or SPVs, which each entered into a credit agreement. We periodically sell and contribute investments to the SPVs and the SPVs use the proceeds from the credit agreements to finance the purchase of assets, including from us. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio and proceeds from the Private Offerings, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See "7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt."
The Adviser and Administrator — Owl Rock Technology Advisors II LLC
Owl Rock Technology Advisors II LLC serves as our investment adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and the Adviser. See “—Investment Advisory Agreement.” The Adviser also serves as our Administrator pursuant to an amended and restated administration agreement between us and the Advisor (the "Administration Agreement"). See “—Administration Agreement.”. The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl and part of Owl Rock, a division of Blue Owl focused on direct lending. Owl Rock is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Investment Committee. The investment committee (the “Investment Committee”) is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Adviser has limited operating history. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations and provides investment advisory and management services to us.
The Adviser is affiliated with Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Diversified Advisors LLC (“ORDA”), Owl Rock Technology Advisors LLC ("ORTA") and Owl Rock Capital Private Fund Advisors LLC (“ORCPFA” and together with the Adviser, ORCA, ORTA and ORDA, the “Owl Rock Advisers”). The Owl Rock Advisers are affiliates of Blue Owl. Blue Owl consists of three divisions: Owl Rock, which focuses on direct lending, Dyal, which focuses on providing capital to institutional alternative asset managers and Oak Street, which focuses on real estate strategies.
    Blue Owl’s products are generally structured as BDCs, real estate investment trusts and private investment funds that aggregate capital from investors. As of December 31, 2022, the Owl Rock division of Blue Owl managed $68.6 billion in assets under management (“AUM”). The Owl Rock Advisers focus on direct lending to middle-market companies primarily in the United States through a mix of BDCs, long-dated private funds and other vehicles across the following investment strategies:

Strategy	Funds	Assets Under Management
Diversified Lending. The diversified lending strategy seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns across credit cycles with an emphasis on preserving capital primarily through originating and making loans to, and making debt and equity investments in, U.S. middle market companies. The diversified lending strategy provides a wide range of financing solutions with strong focus on the top of the capital structure and operate this strategy through diversification by borrower, sector, sponsor, and position size.
	The diversified lending strategy is primarily offered through four BDCs: Owl Rock Capital Corporation (“ORCC”), Owl Rock Capital Corporation II (“ORCC II”), Owl Rock Capital Corporation III (“ORCC III”) and Owl Rock Core Income Corp. (“ORCIC”).	As of December 31, 2022, the diversified lending strategy had $39.6 billion of assets under management.
Technology Lending. The technology lending strategy seeks to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from equity and equity-linked investments primarily through originating and making loans to, and making debt and equity investments in, technology related companies based primarily in the United States. The technology lending strategy originates and invests in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may be convertible into a portfolio company’s common equity. The technology lending strategy invests in a broad range of established and high growth technology companies that are capitalizing on the large and growing demand for technology products and services. This strategy focuses on companies that operate in technology-related industries or sectors which include, but are not limited to, information technology, application or infrastructure software, financial services, data and analytics, security, cloud computing, communications, life sciences, healthcare, media, consumer electronics, semi-conductor, internet commerce and advertising, environmental, aerospace and defense industries and sectors.
	The technology lending strategy is primarily offered through three BDCs: the Company, Owl Rock Technology Finance Corp. (“ORTF”), Owl Rock Technology Income Corp. ("ORTIC" and together with the Company, ORTF, ORCC, ORCC II, ORCC III and ORCIC, the “Owl Rock BDCs”).	As of December 31, 2022, the technology lending strategy had $16.0 billion of assets under management.
First Lien Lending. The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle market businesses based primarily in the United States.
	The first lien lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2022, the first lien lending strategy had $3.3 billion of assets under management.
Opportunistic Lending. The opportunistic lending strategy seeks to generate attractive risk-adjusted returns by taking advantage of credit opportunities in U.S. middle-market companies with liquidity needs and market leaders seeking to improve their balance sheets. The opportunistic lending strategy focuses on high-quality companies that could be experiencing disruption, dislocation, distress or transformational change. The opportunistic lending strategy aims to be the partner of choice for companies by being well equipped to provide a variety of financing solutions to meet a broad range of situations, including the following: (i) rescue financing, (ii) new issuance and recapitalizations, (iii) wedge capital, (iv) debtor-in-possession loans, (v) financing for additional liquidity and covenant relief and (vi) broken syndications.
	The opportunistic lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2022, the opportunistic lending strategy had $2.3 billion of assets under management.
We refer to the Owl Rock BDCs and the private funds and separately managed accounts that comprise Owl Rock, as the “Owl Rock Clients.” In addition to the Owl Rock Clients, the Owl Rock division of Blue Owl includes a CLO strategy that seeks to generate attractive risk-adjusted returns by managing portfolios of broadly syndicated leveraged loans. As of December 31, 2022, the CLO strategy had $7.4 billion of assets under management.
Owl Rock Clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Owl Rock Advisers have put in place an allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act.

In addition, we rely on an order for exemptive relief (the “Order”) that has been granted to ORCA and certain of its affiliates by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
The Owl Rock Advisers’ allocation policy incorporates the conditions of the exemptive relief. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock Clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees from portfolio companies. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.”
The Adviser’s address is 399 Park Avenue, 37th floor, New York, NY 10022.
Potential Market Trends
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
High Yield Market – Many technology companies generally are not issuing debt in an amount large enough to be an attractively sized bond. High yield bonds are generally purchased by institutional investors who, among other things, are highly focused on the liquidity characteristics of the bond being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Because there is typically little or no active secondary market for the debt of U.S. middle-market companies, mutual funds and ETFs generally do not provide debt capital to technology companies. We believe this is likely to be a persistent problem and creates an advantage for those like us who have a more stable capital base and have the ability to invest in illiquid assets.
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
Robust Demand for Debt Capital. According to 451 Research's M&A KnowledgeBase, there was approximately $2.7 trillion of mergers and acquisitions activity in the technology and software industries from 2015 to 2022. We believe technology companies will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.5 trillion as of December 2022, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
Technology Spend is Large and Increasing. According to Gartner, a research and advisory company, global technology spend was $4.4 trillion in 2022 and is expected to grow to $4.5 trillion in 2023. We believe global demand for technology products and services will continue to grow rapidly, and that that growth will stimulate demand for capital from technology companies.
Attractive Investment Dynamics. An imbalance between the supply of, and demand for, capital creates attractive pricing dynamics. With respect to the debt investments in technology companies, we believe the directly negotiated nature of such financings generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender protective change of control provisions. Further, we believe that historical default rates for technology and software companies have been lower, and recovery rates have been higher, as compared to the broader leveraged finance market, leading to lower cumulative losses. With respect to equity and equity-linked investments, we will seek to structure these investments with meaningful shareholder protections, including, but not limited to, anti-dilution, anti-layering, and liquidation preferences, which we believe will create the potential for meaningful risk-adjusted long-term capital gains in connection with the future liquidity events of these technology companies. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities and may be able to achieve improved economic spreads and documentation terms.
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
Attractive Opportunities in Investments in Technology Companies. We invest in the debt and equity of technology companies. We believe that opportunities in the debt of technology companies are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issued with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default.
We believe that opportunities in the equity of technology companies are significant because of the potential to generate meaningful capital appreciation by participating in the growth in the portfolio company and the demand for its products and services. Moreover, we believe that the high-growth profile of a technology company will generally make it a more attractive candidate for a liquidity event than a company in a non-high growth industry.We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the following factors.
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
Additionally, our dedicated industry focus is supported by a team with a track record of success investing in technology businesses. The Adviser’s network of deep industry relationships creates a substantial information advantage that informs and augments its due diligence process. This unique positioning should further drive entrenchment with sponsors as the Adviser will typically be viewed as a value-added partner during the diligence and investment lifecycle of our businesses.
We believe that there is currently an opportunity for us to be a “first mover” as a specialized debt financing provider in the technology sector. We believe the space to be underserved and we are not aware of other entities currently serving the sector that have large pools of capital dedicated to the space and that do not operate competing businesses.
Experienced Team with Expertise Across all Levels of the Corporate Capital Structure. The members of the Investment Committee have over 20 years of experience in private lending and investing at all levels of a company’s capital structure, including in high yield securities, leveraged loans, high yield credit derivatives, distressed securities, and equity securities, as well as experience in operations, corporate finance, mergers and acquisitions and workout restructuring. The members of the Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. In addition, the Adviser opened an office on the West Coast to better serve financial sponsors operating in the technology sector. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of technology companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrowers' needs.
Distinctive Origination Platform. We anticipate that a substantial majority of our investments will be sourced directly and that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.
The Investment Team includes 100 investment professionals (over 30 of whom are dedicated to technology investing) and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team is fully dedicated to direct lending and has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors, venture capital firms, entrepreneurs and companies. In addition, we believe that as a result of the formation of Blue Owl the investment team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.
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
Since its inception in April 2016 through December 31, 2022, the Adviser and its affiliates have reviewed over 7,800 opportunities (of which approximately $500 billion were technology-related) and have sourced potential investment opportunities from more than 680 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl's relationships, allowing it to be highly selective in the transactions it pursues.
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
Disciplined Investment Philosophy. The Adviser employs an investment approach focused on rigorous due diligence and underwriting, a highly selective and multi-stage investment decision process, and ongoing portfolio monitoring. The investment approach will focus on quantitative and qualitative factors, with particular emphasis on early detection of potential deterioration. This strategy is designed to minimize potential losses and achieve attractive risk adjusted returns.
Active Portfolio Monitoring. The Adviser closely monitors the investments in our portfolio and take a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser receives and reviews detailed financial information from portfolio companies no less than quarterly and seeks to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. We anticipate that many of our debt investments will have financial covenants that we believe will provide an early warning of potential problems facing our borrowers, allowing lenders, including us, to identify and carefully manage risk. Further, we anticipate that many of our equity investments will provide us the opportunity to nominate a member or observer to the board of directors of the portfolio company or otherwise include provisions protecting our rights as a minority-interest holder, which we believe will allow us to closely monitor the performance of these portfolio companies. In addition, the Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios.
Investment Selection
The Adviser expects to apply rigorous and established investment selection and underwriting criteria. Although not exhaustive, the Adviser expects that our investments will typically have many of the following attributes:
•Mission critical solutions: solutions that are essential to business operations and are tightly integrated into the workflows or operations of end users;
•Market leadership positions: a leadership position in its market (or the potential to establish a leadership position) with potential and/or defensible barriers to entry;
•Strong quality of revenue: revenue streams with high degrees of visibility (contracted or re-occurring) and substantial gross margins diversified by a granular, long-tenured customer base;
•Strong Customer Retention: highly embedded software with meaningful switching costs;
•Highly capital efficient: strong free cash flow conversion or the potential to generate strong free cash flow conversion due to operating margins and low capital intensity; and
•Attractive Unit Economics: strong payback periods in respect of lifetime value of a customer versus the cost to acquire the customer.
The Adviser has identified the following investment criteria and guidelines that it believes are important in evaluating prospective portfolio companies. However, not all of these criteria and guidelines will be met, or will be equally important, in connection with each of our investments.
Established Companies. We intend to invest in companies with established business models, products and costumers and that have demonstrated, or have a plan to achieve, sound financial performance and a history of profitability which we believe tend to be well-positioned to generate consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share. We intend to invest in later stage companies, including market leaders providing mission critical solutions, serving less cyclical end-markets and with highly recurring revenue and strong customer retention. The Advisor does not intend to invest in start-up companies with speculative business plans.
Strong Competitive Position in Industry. The Adviser analyzes the strengths and weaknesses of target companies relative to their competitors. The factors the Adviser considers include relative product pricing, product quality, customer loyalty, substitution risk, switching costs, patent protection, brand positioning and capitalization. We seek to invest in companies that have developed leading positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses, exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments or are in industries with significant barriers to entry. We seek companies that demonstrate advantages in scale, scope, customer loyalty, product pricing or product quality versus their competitors that, when compared to their competitors, may help to protect their market position and profitability.
Experienced Management Team. We seek to invest in companies that have experienced management teams. We also seek to invest in companies that have proper incentives in place, including management teams having significant equity interests to motivate management to act in concert with our interests as an investor.
Diversified Customer and Supplier Base. We generally seek to invest in technology companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.
Exit Strategy. While certain debt investments may be repaid through operating cash flows of the borrower, we expect that the primary means by which we exit our debt investments will be through methods such as strategic acquisitions by other industry participants, an initial public offering of common stock, a recapitalization, a refinancing or another transaction in the capital markets.
Prior to making an equity investment in a prospective portfolio company, we analyze the potential for that company to increase the liquidity of its equity through a future event that would enable us to realize appreciation in the value of our equity interest. Liquidity events may include an initial public offering, a private sale of our equity interest to a third party, a merger or an acquisition of the company or a purchase of our equity position by the company or one of its stockholders.

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
Financial Sponsorship. We seek to participate in transactions sponsored by what we believe to be high-quality private equity and venture capital firms. We believe that a financial sponsor’s willingness to invest significant sums of equity capital into a company is an explicit endorsement of the quality of their investment. Further, financial sponsors of portfolio companies with significant investments at risk have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise.
Investments in Different Portfolio Companies and Industries. We seek to invest broadly among portfolio companies and industries, thereby potentially reducing the risk of any one company or industry having a disproportionate impact on the value of our portfolio; however, there can be no assurances in this regard. We seek to structure larger transactions and invest in recession-resistant industries that we are familiar with. We seek to invest not more than 20% of our portfolio in any single industry classification and target portfolio companies that comprise 1-2% of our portfolio (with no individual portfolio company generally expected to comprise greater than 5% of our portfolio).
Investment Process Overview
Origination and Sourcing. The Investment Team has an extensive network from which to source deal flow and referrals. Specifically, the Adviser sources portfolio investments from a variety of different investment sources, including among others, private equity sponsors, management teams, financial intermediaries and advisers, investment bankers, family offices, accounting firms and law firms. The Adviser focuses on sponsor-led leveraged buyouts, refinancings, recapitalizations and acquisitions and sponsors who value the ability to provide sizeable commitments; flexible and creative solutions; and certainty, speed and transparency. To a lesser extent, the Adviser may invest in broadly syndicated loans. The Adviser believes that its experience across different industries and transaction types makes the Adviser particularly qualified to source, analyze and execute investment opportunities with a focus on downside protection and a return of principal.
Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more members of the Investment Team responsible for the transaction determines that an investment opportunity should be pursued, the Adviser will engage in an intensive due diligence process focused on fundamental credit analysis and downside protection. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:
•understanding the purpose of the loan, the key personnel, the sources and uses of the proceeds;
•meeting the company’s management and key personnel, including top level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;
•checking management’s backgrounds and references;
•performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;
•contacting customers and vendors to assess both business prospects and standard practices;
•conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;
•researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;
•assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;
•leveraging the Adviser’s internal resources and network with institutional knowledge of the company’s business;
•assessing business valuation and corresponding recovery analysis;
•developing downside financial projections and liquidation analysis;
•reviewing environmental, social and governance (“ESG”) considerations including consulting the Sustainability Accounting Standards Board’s Engagement Guide for ESG considerations; and
•investigating legal and regulatory risks and financial and accounting systems and practices.
Selective Investment Process. After an investment has been identified and preliminary diligence has been completed, an investment committee memorandum is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment and generally includes information on downside protection, asset coverage and collateral. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process, which may include significant analysis and focus on strategy and potential to recover par in default scenarios, is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.
Structuring and Execution. Approval of an investment requires the approval of a majority of the Investment Committee. Once the Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment. With respect to an investment in broadly syndicated loans, a majority of the Investment Committee may approve parameters or guidelines pursuant to which the investment may be made.
Inclusion of Covenants. Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite” loans. We use the term “covenant-lite” to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
Portfolio Monitoring. The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action with respect to our investment in each portfolio company. The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
•assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•comparisons to other companies in the portfolio company’s industry;
•attendance at, and participation in, board meetings; and
•review of periodic financial statements and financial projections for portfolio companies.
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Investment Committee and/or other Owl Rock agent. Once an investment is on the credit watch list, the Adviser works with the borrower prior to payment default to resolve financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Investment Committee.
Structure of Investments
Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments.
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans, with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle-market characteristics described herein, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to lesser extent, we may invest in “covenant-lite”loans. See “Investment Process Overview- Inclusion of Covenants.”

Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We intend to invest in the following types of debt:
•First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2022, 38% of our first lien debt was comprised of unitranche loans.
•Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.
•Unitranche loans. Unitranche loans (including the “last out” portions of such loans) combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are typically set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first-lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first-lien loans rank below standalone first-lien loans.
•Second-lien debt. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. Second-lien debt typically is senior on a lien basis to unsecured liabilities in the issuer’s capital structure and has the benefit of a security interest over assets of the issuer, though ranking junior to first-lien debt secured by those assets. First-lien lenders and second-lien lenders typically have separate liens on the collateral, and an intercreditor agreement provides the first-lien lenders with priority over the second-lien lenders’ liens on the collateral.
•Mezzanine debt. Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments, which could be paid-in-kind, and may provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.
•Broadly syndicated loans. Broadly syndicated loans (whose features are similar to those described under "First-lien debt" and "Second-lien debt" above) are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs, and enterprise values larger than the middle-market characteristics described above. The proceeds of broadly syndicated loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings, and financing capital expenditures. Broadly syndicated loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks, and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the broadly syndicated loan. The broadly syndicated loans in which we invest may include loans that are considered "covenant-lite" loans, because of their lack of a full set of financial maintenance covenants.

Our debt investments are typically structured with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. The Adviser seeks to limit the downside potential of our investments by:
•requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;

•negotiating covenants in connection with our investments consistent with preservation of our capital. Such restrictions may include affirmative covenants (including reporting requirements), negative covenants (including financial maintenance covenants), lien protection, limitations on debt incurrence, restrictions on asset sales, downside and liquidation cases, restrictions on dividends and other payments, cash flow sweeps, collateral protection, required debt amortization, change of control provisions and board rights, including either observation rights or rights to a seat on the board under some circumstances; and
•including debt amortization requirements, where appropriate, to require the timely repayment of principal of the loan, as well as appropriate maturity dates.
Within our portfolio, the Adviser aims to maintain the appropriate proportion among the various types of first-lien loans, as well as second-lien debt and mezzanine debt, to allow us to achieve our target returns while maintaining our targeted amount of credit risk.
Equity Investments. Our investment in a portfolio company could be or may include an equity interest, such as common stock or preferred stock, or equity linked interest, such as a warrant or profit participation right. We may make direct and indirect equity investments with or without a concurrent investment in a more senior part of the capital structure of the issuer. Our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
Specialty Financing Portfolio Companies. We may make equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our specialty financing companies include the following:
•Amergin, which consists of AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. Amergin was created to invest in a leasing platform focused on railcar and aviation assets.
•Fifth Season Investment LLC (fka Chapford SMA Partnership, L.P.) ("Fifth Season"), a portfolio company created to invest in life settlement assets.
•LSI Financing 1 DAC, a portfolio company formed to acquire a contractual right to revenue pursuant to an earnout agreement in the life sciences space.
Investment Portfolio
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

As of December 31, 2022 we had investments in 65 portfolio companies with an aggregate fair value of $2.5 billion. As of December 31, 2021, we had not made any investments. As of December 31, 2022, investments consisted of the following:

	December 31, 2022
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$1,812,475	$1,812,277
Second-lien senior secured debt investments	186,424	184,788
Unsecured debt investments	63,815	58,859
Preferred equity investments(2)	345,327	337,069
Common equity investments(3)	71,588	71,541
Total Investments	$2,479,629	$2,464,534
(1)38% of which we consider unitranche loans as of December 31, 2022.
(2)Includes equity investment in LSI Financing 1 DAC. See “ITEM 8. –CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA –Notes to Consolidated Financial Statements –Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing.

(3)Includes equity investment in Amergin AssetCo and Fifth Season. See “ITEM 8. –CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA –Notes to Consolidated Financial Statements –Note 3. Agreements and Related Party Transactions” for more information regarding Amergin AssetCo and Fifth Season.
The Company uses GICS for classifying the industry groupings of its portfolio companies. The industry composition of investments based on fair value as of December 31, 2022 was as follows:

December 31, 2022
Aerospace & Defense	2.7%
Application Software	19.0
Beverages	0.4
Capital Markets	0.4
Commercial Services & Supplies	0.8
Construction & Engineering	0.3
Consumer Finance	0.6
Diversified Consumer Services	0.4
Diversified Financial Services(1)	6.8
Diversified Support Services	1.0
Electrical Equipment	5.1
Food & Staples Retailing	5.8
Health Care Technology	8.3
Health Care Providers & Services	4.9
Insurance(2)	3.6
IT Services	5.6
Pharmaceuticals(3)	0.9
Professional Services	0.9
Specialty Retail	1.2
Systems Software	31.3
Total	100.0%
________________
(1)Includes equity investment in Amergin AssetCo. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Amergin AssetCo.
(2)Includes equity investment in Fifth Season. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Fifth Season.
(3)Includes equity investment in LSI Financing. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing.
The geographic composition of investments based on fair value as of December 31, 2022 was as follows:

December 31, 2022
United States:
Midwest	6.0%
Northeast	25.8
South	32.3
West	28.9
International	7.0
Total	100.0%
Capital Resources and Borrowings
We anticipate generating cash in the future from the issuance of common stock and cash flows from operations, including interest and dividends received on our debt and equity investments, respectively.
We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our current target leverage ratio is 0.75x-1.25x. See “Regulation as a Business Development Company – Senior Securities; Coverage Ratio” below.
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
Debt obligations consisted of the following as of December 31, 2022:

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$800,000	$770,015	$29,985	$767,139
Revolving Credit Facility	625,000	126,377	498,623	120,667
SPV Asset Facility I	600,000	300,000	54,288	293,878
SPV Asset Facility II	300,000	50,000	5,637	47,119
Total Debt	$2,325,000	$1,246,392	$588,533	$1,228,803
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I and SPV Asset Facility II are presented net of unamortized debt issuance costs of $2.9 million, $5.7 million, $6.1 million, and $2.9 million respectively.
See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Financial Condition, Liquidity and Capital Resources — Debt”.
Dividend Policy
To qualify for tax treatment as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on our investment company taxable income and net capital gains that we distribute to shareholders. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:
•98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.
We have previously incurred, and can be expected to incur such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS – Risks Related to U.S. Federal Income Tax – We will be subject to U.S. federal income tax at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”
On February 21, 2023, the Board declared a distribution of 90% of estimated first quarter investment company taxable income, if any, for shareholders of record on March 31, 2023, payable on or before May 15, 2023.
The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2022:

	December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.05
November 1, 2022	December 30, 2022	January 31, 2023	$0.16

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
Competition
Our primary competitors in providing financing to middle-market technology related companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company, or to the distribution and other requirements we must satisfy to qualify for RIC tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our products seek to exploit. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”
Investment Advisory Agreement
The description below of the Investment Advisory Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Investment Advisory Agreement.
Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:
•managing our assets in accordance with our investment objective, policies and restrictions;
•determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;
•monitoring our investments;
•performing due diligence on prospective portfolio companies;
•exercising voting rights in respect of portfolio securities and other investments for us;
•serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies; and
•providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.
Term
The Investment Advisory Agreement became effective on December 1, 2021. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. On May 3, 2022, the Board approved the continuation of the Investment Advisory Agreement.
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
The Management Fee is payable quarterly in arrears. Prior to an Exchange Listing the Management Fee is payable at an annual rate of 0.90% of:
(i)our average gross assets at the end of our two most recently completed calendar quarters, plus
(ii)the average of any remaining unfunded Capital Commitments to us at the end of the two most recently completed calendar quarters;
provided, however, that no Management Fee will be charged on the value of our gross assets that is below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act.
Following an Exchange Listing, the Management Fee is payable at an annual rate of:
(i)1.5% of our average gross assets that is above an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act, at the end of the two most recently completed calendar quarters payable quarterly in arrears, and
(ii)1.00% of our average gross assets that is below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act, at the end of the two most recently completed calendar quarters payable quarterly in arrears.
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
Limitations of Liability and Indemnification
The Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including without limitation its sole member, are not liable to us for any action taken or omitted to be taken by the Adviser in connection with the performance of any of its duties or obligations under the Investment Advisory Agreement or otherwise as our investment adviser (except to the extent specified in Section 36(b) of the 1940 Act, concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services).
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
Board Approval of the Investment Advisory Agreement
On May 3, 2022, the Board held an in-person meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board was provided with the information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs, which could include employees of the Adviser or its affiliates; (c) the Company’s projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with the Company and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure. Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors,concluded that the investment advisory fee rates are reasonable in relation to the services provided and approved the Investment Advisory Agreement as being in the best interests of our shareholders.
Administration Agreement
The description below of the Administration Agreement is only a summary and is not necessarily complete. The description set forth below is qualified in its entirety by reference to the Administration Agreement.
Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, administrative services for us, which includes, but is not limited to, providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, managing the payment of expenses and the performance of administrative and professional services rendered by others, which could include employees of the Adviser or its affiliates. We will reimburse the Adviser for services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Adviser for any services performed for us by such affiliate or third party.
The Administration Agreement became effective on December 1, 2021 and the continuation of the Administration Agreement was approved by the Board on May 3, 2022. Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions without profit to the Adviser.
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
•the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs);
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
Affiliated Transactions
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio companies.
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
License Agreement
We have also entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, pursuant to which we were granted a non-exclusive license to use the name “Owl Rock.” Under the License Agreement, we have a right to use the Owl Rock name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Owl Rock” name or logo.
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
Corporate Sustainability
Our and the Adviser’s corporate sustainability efforts seek to deliver positive outcomes for our investors and the communities in which we operate. Our Board receives annual updates on the Adviser’s strategy and initiatives, including ESG-related matters.
Investing Responsibly
We and the Adviser recognize the importance of ESG risks and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities. Blue Owl is a signatory to the United Nations Principles for Responsible Investment (“PRI”) and incorporates core principles based on PRI standards into its ESG Policy. This policy applies to all asset classes, industries and countries in which Blue Owl does business and the funds it manages.
The Adviser believes that incorporating ESG factors into our corporate and investment practices has the potential to meaningfully contribute to our long-term financial success. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser makes investments, it strives to analyze a wide array of considerations, risks, and potential rewards related to the prospective investment. This could include, but is not limited to, considering business-relevant ESG risks such as: regulatory, tax, governance, occupational health and safety, labor standards, geopolitical risk, etc. Further, the Adviser seeks to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
Diversity, Equity and Inclusion
We and the Adviser are committed to fostering and preserving a culture of diversity, equity and inclusion. The Adviser prizes diversity in its team and seek to create an inclusive, merit-based environment that is supportive of people from all backgrounds. Blue Owl has formalized its approach by adopting a formal DEI Policy.
To further foster an inclusive culture, Blue Owl seeks to continue to establish relevant and appropriate employee resource groups. In 2022, it established The Parliament, a network for women with a mission to support, enhance, and advance the experience of women at Blue Owl and to enhance gender equity across the firm. Blue Owl has hosted events for The Parliament to highlight women leaders in the financial industry, provide connection and promote mental health. Blue Owl also works with select partners on DEI initiatives, including Black Women in Asset Management, 100 Women in Finance and The Opportunity Network. Blue Owl’s signature partnership with The Opportunity Network launched a summer internship program for college students from backgrounds that are often underrepresented in the finance industry. This program includes training for both supervisors and interns, professional development sessions, networking opportunities and mentorship. In addition, Blue Owl has conducted DEI-related training on implicit bias for all of its employees.

Citizenship
Blue Owl seeks to engage with its stakeholders to support the causes most important to its communities. Blue Owl takes its role as a corporate citizen seriously and aims to leverage its resources for social good by contributing to meaningful causes and by partnering with various organizations to support the communities in which it operates and resides. Blue Owl encourages and facilitates opportunities for staff to give back to its communities, including through financial support and in-kind donations of its employees’ time. In 2022, Blue Owl expanded its tradition of holiday giving to a global campaign across eight offices, partnering with local organizations to help children and families in need.
The Private Offering
We have entered into separate subscription agreements with a number of investors providing for the private placement of shares of our common stock pursuant to the Private Offering and may enter into additional subscription agreements from time to time. Each investor will make a Capital Commitment to purchase shares of our common stock pursuant to a subscription agreement. Investors are required to make capital contributions to purchase shares of our common stock each time we deliver a drawdown notice. As of December 31, 2022, we had approximately $3.5 billion in total Capital Commitments from investors (approximately $2.3 billion undrawn), of which $50.5 million is from entities affiliated with or related to the Adviser (approximately $16.9 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
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
Regulation as a Business Development Company
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act.
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
As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% (or 150% if certain conditions are met). This means that generally, we can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of investor equity). The reduced asset coverage requirement would permit a BDC to double the amount of leverage it could incur. On November 2, 2021, the Advisor, as our sole shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on November 3, 2021 our asset coverage requirement applicable to senior securities was reduced from 200% to 150%.
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
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the United States;
(b)is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies any of the following:
(i)does not have any class of securities that is traded on a national securities exchange;
(ii)has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(iii)is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or
(iv)is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2)Securities of any eligible portfolio company controlled by the Company.

(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the eligible portfolio company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
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
Senior Securities; Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150%, if certain requirements are met). This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. On November 2, 2021, our Advisor, as our sole shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act. As a result, effective November 3, 2021, our asset coverage ratio applicable to senior securities was reduced from 200% to 150%.
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
Codes of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov.
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company. The Owl Rock Advisers’ allocation policy incorporates the conditions of the Order and seeks to ensure equitable allocation of investment opportunities between the Company and/or other funds managed by the Adviser or its affiliates over time. As a result of exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other Owl Rock Clients that could avail themselves of the exemptive relief and that have an investment objective similar to ours.
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
Other. We have adopted an investment policy that complies with the requirements applicable to us as a BDC. We expect to be periodically examined by the SEC for compliance with the 1940 Act, and will be subject to the periodic reporting and related requirements of the Exchange Act.
We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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
Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. We currently qualify as a “limited derivatives user” and expects to continue to do so. We have adopted a derivatives policy and comply with the recordkeeping requirements of Rule 18f-4.
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
The discussion is based upon the Code, U.S. Department of Treasury ("Treasury") regulations, and administrative and judicial interpretations, each as of the date of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the IRS regarding any matter discussed herein. Prospective investors should be aware that, although we intend to adopt positions we believe are in accord with current interpretations of the U.S. federal income tax laws, the IRS may not agree with the tax positions taken by us and that, if challenged by the IRS, our tax positions might not be sustained by the courts. This summary does not discuss any aspects of U.S. estate, alternative minimum, or gift tax or foreign, state or local tax. It also does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. Shareholder” generally is a beneficial owner of our common stock that is for U.S. federal income tax purposes:
•a citizen or individual resident of the United States;
•a corporation (or other entity treated as a corporation) organized in or under the laws of the United States or of any political subdivision thereof;
•a trust that is subject to the supervision of a court within the United States and the control of one or more U.S. persons or that has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person; or
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source.
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
Taxation as a Regulated Investment Company
We have elected to be treated and intend to qualify each year as a RIC. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we generally must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).
If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we timely distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to distribute any income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax. In that case, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•no more than 25% of the value of our assets is invested in the (i) securities, other than U.S. Government securities or securities of other RICs, of one issuer, (ii) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).
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
Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy the distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to tax as an ordinary corporation.
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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may, for U.S. federal income tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.
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
If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. This additional tax and interest may apply even if we make a distribution in an amount equal to any “excess distribution” or gain from the disposition of such shares as a taxable dividend by us to our shareholders. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.
If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and such income will be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury regulations, produce income not among the types of “qualifying income” from which a RIC must derive at least 90% of its annual gross income.
In accordance with certain applicable Treasury regulations and guidance published by the IRS, a RIC that is publicly offered may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, the cash available for distribution must be allocated among stockholders electing to receive cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than the lesser of (a) the portion of the distribution such stockholder elected to receive in cash, or (b) an amount equal to his or her entire distribution times the percentage limitation on cash available for distribution. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or published guidance.
If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
Proxy Voting Records
You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Owl Rock Technology Finance Corporation II, Attention: Investor Relations, 399 Park Avenue, 37th Floor, New York, NY 10022, or by calling Owl Rock Technology Finance Corporation II at (212) 419-3000.
Privacy Policy
We are committed to maintaining the confidentiality, integrity and security of non-public personal information relating to investors. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.
Generally, we do not collect any non-public personal information other than certain biographical information which is used only so that we can service your account, send you annual reports, proxy statements, and other information required by law. With regard to this information, we maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our investors.
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
Item 1A. Risk Factors
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
•Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
•The COVID-19 pandemic caused severe disruptions in the U.S. economy and disrupted financial activity in the areas in which we or our portfolio companies operate.
•Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•Terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
We are subject to risks related to our business.
•We have a limited operating history.
•The lack of liquidity in our investments may adversely affect our business.
•We borrow money, which magnifies the potential for gain or loss and may increase the risk of investing in us.

•Defaults under our current borrowings or any future borrowing facility or notes may adversely affect our business, financial condition, results of operations and cash flows.
•If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.
•Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.
•Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
•Our investment portfolio is recorded at fair value as determined in good faith by our Adviser in accordance with procedures approved by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our shareholders.
•We are subject to risks associated with the discontinuation of LIBOR, which will affect our cost of capital and results of operations.
•We are subject to risks related to corporate social responsibility.
•Defaults under the Subscription Credit Facility could require shareholders to fund their remaining Capital Commitments without regard to the underlying value of the investment.
•Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.
We are subject to risks related to our Adviser and its affiliates.
•Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.
•The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.
•Our Adviser and its affiliates, may face conflicts of interest with respect to services performed for issuers in which we may invest.
•Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
•We may be obligated to pay our Adviser incentive fees even if we incur a net loss due to a decline in the value of our portfolio and even if our earned interest income is not payable in cash.
•Our ability to enter into transactions with our affiliates is restricted.
•Our Adviser’s inability to attract, retain and develop human capital in a highly competitive talent market could have an adverse effect on our Adviser, and thus us.
We are subject to risks related to business development companies.
•The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
•Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.
We are subject to risks related to our investments.
•Our investments in portfolio companies may be risky, and we could lose all or part of our investments.
•We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
•Defaults by our portfolio companies could jeopardize a portfolio company’s ability to meet its obligations under the debt or equity investments that we hold which could harm our operating results.
•Subordinated liens on collateral securing debt investments that we may make to portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

•We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, we may not be able to dispose of our interest in our portfolio companies.
•We are, and will continue to be, exposed to risks associated with changes in interest rates.
•International investments create additional risks.
•Our investment strategy focuses on technology companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs and periodic downturns, and you could lose all or part of your investment.
We are subject to risks related to an investment in our common stock.
•The net asset value of our common stock may fluctuate significantly.
•The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limits on the extent to which we may use borrowings, if any, and we may use sources other than cash flows from operations to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).
•Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity.
We are subject to risks related to U.S. federal income tax.
•We will be subject to U.S. federal income tax at corporate-rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
•We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
We are subject to general risks.
•Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.
•We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
•Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Risks Related to the Economy
Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
For example, the COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. See “—The COVID-19 pandemic caused severe disruptions in the U.S. economy and disrupted financial activity in the areas in which we or our portfolio companies operate.”

In addition, the war between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the war between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. The ongoing war and the measures in response could have a negative impact on the economy and business activity globally and could have a material adverse effect on our portfolio companies and our business, financial condition, cash flows and results of operations. The severity and duration of the war and its impact on global economic and market conditions are impossible to predict. In addition, sanctions could also result in Russia taking counter measures or retaliatory actions which could adversely impact our business or the business of our portfolio companies, including, but not limited to, cyberattacks targeting private companies, individuals or other infrastructure upon which our business and the business of our portfolio companies rely.
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
The COVID-19 pandemic caused severe disruptions in the U.S. economy and disrupted financial activity in the areas in which we or our portfolio companies operate.
The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread caused business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. Despite actions of the U.S. federal government and foreign governments, these events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. It is uncertain how long this volatility will continue, and as a result, even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession. Our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn, the impacts of which could last for some period after the pandemic is controlled and/or abated.
The COVID-19 pandemic is ongoing as of the filing date of this Annual Report, and its extended duration may have further adverse impacts on our portfolio companies after December 31, 2022, including for the reasons described herein.
Any public health emergency, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.
The extent of the impact of any public health emergency, such as the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies.
These factors may also cause the valuation of our investments to differ materially from the values that we may ultimately realize. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information.
Any public health emergency, pandemic or any outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.
The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
Current market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising rate environments. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.
Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation and the incurrence of realized losses.
Conditions in the U.S. corporate debt market may experience disruption or deterioration, such as the disruptions resulting from the COVID-19 pandemic, current high inflation rates or any future disruptions, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale or other disposition of our investments, which could have a material adverse effect on our business, financial condition and results of operations.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union, uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans and the value of our equity investments. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions may require us to modify the payment terms of our investments, including changes in “payment in kind” or “PIK” interest provisions and/or cash interest rates, and also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.
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
Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or are expected to be, impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are, and will continue to be, exposed to risks associated with changes in interest rates.”

While the United States and other developed economies are experiencing higher-than-normal inflation rates, it remains uncertain whether substantial inflation will be sustained over an extended period of time or have a significant effect on the U.S. economy or other economies. Inflation may affect our investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our portfolio companies may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities which are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation often have negative effects on the level of economic activity. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. There can be no assurance that continued and more wide-spread inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.
The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty, which may have a material impact on our portfolio, our business and operations and the value of an investment in us.
The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. In February 2022, Russia invaded Ukraine and, in response, the United States, the United Kingdom, the European Union and many other nations announced a broad array of new or expanded economic sanctions, export controls and other measures against Russia, Russian entities and individuals. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries that have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although we have no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on our portfolio, our business and operations and the value of an investment in us. The Russian invasion of Ukraine is uncertain and evolving as of the filing date of this Annual Report, and its full impact on our portfolio companies after December 31, 2022 is unknown.
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
Risks Related to Our Business
We have a limited operating history.
We were formed October 5, 2021 and are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a Shareholder’s investment could decline substantially.
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
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. We currently borrow under our credit facilities and have issued or assumed other senior securities, and in the future may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Holders of these senior securities have fixed-dollar claims on our assets that are superior to the claims of our shareholders. If the value of our assets decreases, leverage would cause our net asset value to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to service our debt or make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management or incentive fees payable to our Adviser attributable to the increase in assets purchased using leverage. There can be no assurance that a leveraging strategy will be successful.
Our ability to service any borrowings that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, the management fee will be payable based on our average gross assets excluding cash and cash equivalents but including assets purchased with borrowed amounts, which may give our Adviser an incentive to use leverage to make additional investments. See “—Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.” The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us, which could affect our return on capital. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
In addition to having fixed-dollar claims on our assets that are superior to the claims of our common shareholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash.
As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred stock, if any, must be at least 200%; however, the Small Business Credit Availability Act has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. On November 2, 2021, our Adviser, as our sole initial shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective November 3, 2021, our asset coverage ratio applicable to senior securities was reduced from 200% to 150% and the risks associated with an investment in us may increase. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. Leverage generally magnifies the return of shareholders when the portfolio return is positive and magnifies their losses when the portfolio return is negative. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-26.0%	-15.8%	-5.5%	4.8%	15.0%
__________________
(1)Assumes, as of December 31, 2022, (i) $2.5 billion in total assets, (ii) $1.2 billion in outstanding indebtedness, (iii) $1.2 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs) of 5.4%.
See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.
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
The Subscription Credit Facility is secured by a perfected first priority security interest in our right, title, and interest in and to the Capital Commitments of our investors, including our right to make capital calls, receive and apply capital contributions, enforce remedies and claims related thereto together with capital call proceeds and related rights, and a pledge of the collateral account into which capital call proceeds are deposited. To the extent an event of default under the Subscription Credit Facility does occur, shareholders could be required to fund any shortfall up to their remaining Capital Commitments, without regard to the underlying value of their investment.
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
Under the terms of the Revolving Credit Facility, we have agreed not to incur any additional secured indebtedness other than in certain limited circumstances in which the incurrence is permitted under the Revolving Credit Facility. In addition, if our borrowing base under the Revolving Credit Facility were to decrease, we would be required to secure additional assets or repay advances under the Revolving Credit Facility which could have a material adverse impact on our ability to fund future investments and to make distributions.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities currently expire between February 2024 and July 2032. If we are unable to increase, renew or replace such facility and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
Because we have received the approval of our sole shareholder, we will be subject to 150% Asset Coverage.
The Small Business Credit Availability Act has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. The reduced asset coverage requirement would permit a BDC to double the amount of leverage it can incur. For example, under a 150% asset coverage ratio the Company may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio the Company may borrow only $1 for investment purposes for every $1 of investor equity. Because the Adviser, as our sole shareholder, has approved this proposal, the reduced asset coverage ratio is currently effective.

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we may use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risk Factors - Risks Related to Our Business - To the extent that we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available to service our debt or for distribution to our shareholders, and result in losses.”
Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.
We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of our Adviser to achieve our investment objective. Our Adviser will evaluate, negotiate, execute, monitor, and service our investments. Our success will depend to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of key professionals from our Adviser could have a material adverse effect on our ability to achieve our investment objective.
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
We expect that Blue Owl will depend on its relationships with corporations, financial institutions and investment firms, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, fund investor liquidity, fund terms (including fees and economic sharing arrangements), brand recognition and business reputation. If Blue Owl fails to maintain its reputation it may not be able to maintain its existing relationships or develop new relationships or sources of investment opportunities, and we may not be able to grow our investment portfolio. In addition, individuals with whom Blue Owl has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
Negative publicity regarding Blue Owl or its personnel could give rise to reputational risk that could significantly harm our existing business and business prospects. Similarly, events could occur that damage the reputation of our industry generally, such as the insolvency or bankruptcy of large funds or a significant number of funds or highly publicized incidents of fraud or other scandals, any one of which could have a material adverse effect on our business, regardless of whether any of those events directly relate to us or our investments.

We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the Owl Rock Clients or other funds managed by our Adviser or its affiliates comprising Owl Rock, the private funds managed by Dyal and the funds and accounts managed by Oak Street (the "Blue Owl Clients"), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

Numerous factors increase our competitive risks, including, but not limited to:

•A number of our competitors may have or are perceived to have more expertise or financial, technical, marketing and other resources and more personnel than we do;
•We may not perform as well as competitors’ funds or other available investment products;
•Several of our competitors have raised significant amounts of capital, and many of them have similar investment objectives to ours, which may create additional competition for investment opportunities;
•Some of our competitors may have lower fees or alternative fee arrangements;
•Some of our competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us;
•Some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds than us, which could allow them to consider a wider variety of investments and to bid more aggressively than us or to agree to less restrictive legal terms and protections for investments that we want to make; and
•Some of our competitors may be subject to less regulation or conflicts of interest and, accordingly, may have more flexibility to undertake and execute certain businesses or investments than we do, bear less compliance expense than we do or be viewed differently in the marketplace.

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
Our investment portfolio is recorded at fair value as determined in good faith by our Adviser in accordance with procedures approved by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in accordance with procedures established by our Adviser and approved by our Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that we hold and intend to make. Our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, we will value these investments quarterly at fair value as determined in good faith in accordance with valuation policy and procedures approved by our Board.
The determination of fair value, and thus the amount of unrealized appreciation or depreciation we may recognize in any reporting period, is to a degree subjective, and our Adviser has a conflict of interest in determining fair value. We will value our investments quarterly at fair value as determined in good faith by our Adviser, based on, among other things, input of our Audit Committee and independent third-party valuation firm(s) engaged at the direction of our Adviser. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value in accordance with procedures approved by our Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith in accordance with procedures approved by our Board. Decreases in the market values or fair values of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies — Investments at Fair Value.”
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
The London Inter-Bank Offered Rate (“LIBOR”) is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the Financial Conduct Authority announced its intention to cease sustaining LIBOR, by the end of 2021. As of January 1, 2023, USD LIBOR is available in five settings (overnight, one-month, three-month, six-month and 12-month). The ICE Benchmark Administration has stated that it will cease to publish all remaining USD LIBOR settings immediately following their publication on June 30, 2023.
In April 2018, the Federal Reserve Bank of New York began publishing its alternative rate, the Secured Overnight Financing Rate, or SOFR. The Bank of England followed suit in April 2018 by publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA. Each of SOFR and SONIA significantly differ from LIBOR, both in each actual rate and how each rate is calculated, and therefore it is unclear whether and when markets will adopt either of these rates as a widely accepted replacement for LIBOR.
As such, when LIBOR is discontinued, if a replacement rate is not widely agreed upon or if a replacement rate is significantly different from LIBOR, it could cause a disruption in the credit markets generally. Such a disruption could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. It is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.
Since the first quarter of 2022, a majority of our new investments are indexed to SOFR; however we have material contracts that are indexed to LIBOR. Certain contracts have an orderly market transition already in process; however, other contracts, including our credit facilities, will need to be renegotiated to replace LIBOR with an alternative reference rate. If we are unable to renegotiate our credit facilities, amounts drawn thereunder may bear interest at a higher rate which would increase the cost of our borrowings and, in turn, affect our results of operations. Following the replacement of LIBOR, some or all of our credit agreements may bear interest at a lower interest rate, which could have an adverse impact on the value and liquidity of our investment in these portfolio companies and, as a result on our results of operations.
In addition, the transition from LIBOR to SOFR, SONIA or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.
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
Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, among other matters, would establish a framework for reporting of climate-related risks. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.
Risks Related to Our Adviser and Its Affiliates
Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.
Our Adviser and its affiliates will receive substantial fees from us in return for their services. These fees may include certain incentive fees based on the amount of appreciation of our investments and arrangement, structuring or similar fees from portfolio companies in which we invest. These fees could influence the advice provided to us or create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such incentive fees. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Adviser. The way in which the incentive fee is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio.
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
These compensation arrangements could affect our Adviser’s or its affiliates’ judgment with respect to public offerings of equity, incurrence of debt, and investments made by us, which allow our Adviser to earn increased asset management fees.
The time and resources that individuals associated with our Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by our Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the investment committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matters that did not apply to Owl Rock prior to the formation of Blue Owl.
Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.
Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may invest in companies managed by entities in which funds managed by Dyal have acquired a minority interest. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest.

Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), including the Blue Owl Clients, and we may compete for capital and investment opportunities with these entities, certain conflicts of interest are present. These include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of the Investment Committee and other executives and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have incentive to favor these other investment companies or accounts over us.
Because our Adviser may have incentive to favor other Blue Owl Clients and we may compete for investments with Blue Owl Clients, our Adviser and its affiliates are subject to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Owl Rock Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Owl Rock Advisers’ investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate.
Actions taken by our Adviser and its affiliates on behalf of the Blue Owl Clients as a result of any conflict of interest may be adverse to us, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Clients (including us). While the Owl Rock Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Owl Rock Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.
From time to time, fees and expenses generated in connection with potential portfolio investments that are not consummated may be allocable to us and one or more Blue Owl Clients. These expenses will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Owl Rock Advisers and the Investment Advisory Agreement; however, the method for allocation expenses may vary depending on the nature of the expense and such determinations involve inherent discretion.
In addition, from time to time, our Adviser could cause us to purchase a security or other investment from, or sell a security or other investment to, another Blue Owl Client. Such cross transaction would be in accordance with applicable regulations and our and our Adviser’s valuation and cross-trades policies; however, such cross transactions could give rise to additional conflicts of interest.
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
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, including other funds or clients advised by our Adviser or its affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates or anyone who is under common control with us. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by either of our Adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment or disposition opportunities that would otherwise be available to us.
We rely on exemptive relief, which has been granted by the SEC to ORCA and certain of its affiliates, to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company.
In situations when co-investment with our Adviser’s or its affiliates’ other clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive relief granted to us by the SEC, our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.
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
Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent willful malfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of criminal conduct, willful misfeasance, bad faith, or gross negligence in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither our Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of its office. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

There are risks associated with any potential merger with or purchase of assets of another fund.
Our Adviser may in the future recommend to our Board that we merge with or acquire all or substantially all of the assets of one or more funds including a fund that could be managed by our Adviser or its affiliates (including another BDC). We do not expect that our Adviser would recommend any such merger or asset purchase unless it determines that it would be in our best interests, with such determination dependent on factors it deems relevant, which may include our historical and projected financial performance and that of any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, at such time, which may include approval of the board of directors and common equity holders of both funds. If our Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to our Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to our Adviser as a result of managing a single, larger fund instead of two separate funds.
Our Adviser’s failure to comply with pay-to-play laws, regulations and policies could have an adverse effect on our Adviser, and thus, us.
A number of U.S. states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including those seeking investments by public retirement funds. The SEC has adopted a rule that, among other things, prohibits an investment adviser from providing advisory services for compensation to a government client for two years after the adviser or certain of its executives or employees makes a contribution to certain elected officials or candidates. If our Adviser, any of its employees or affiliates or any service provider acting on its behalf, fails to comply with such laws, regulations or policies, such non-compliance could have an adverse effect on our Adviser, and thus, us.
Our Adviser’s inability to attract, retain and develop human capital in a highly competitive talent market could have an adverse effect on our Adviser, and thus us.
The success of our business will continue to depend upon our Adviser attracting, developing and retaining human capital. Competition for qualified, motivated, and highly-skilled executives, professionals and other key personnel in asset management firms is significant. Turnover and associated costs of rehiring, the loss of human capital through attrition, death, or disability and the reduced ability to attract talent could impair our Adviser’s ability to maintain its standards of excellence and have an adverse effect on us.
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
If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions, including a greater required asset coverage ratio and additional restrictions on transactions with affiliates, and correspondingly decrease our operating flexibility.
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
Our strategy focuses primarily on originating and making loans to, and making debt and equity investments in, U.S. middle-market companies in a broad range of technology-related industries, with a focus on originated transactions sourced through the networks of our Adviser. Short transaction closing timeframes associated with originated transactions coupled with added tax or accounting structuring complexity and international transactions may result in higher risk in comparison to non-originated transactions.
Most debt securities in which we intend to invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality and are commonly referred to as “high yield” or “junk.” Debt securities rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. In addition, some of the loans in which we may invest may be “covenant-lite” loans. We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.

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
We may make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”) See “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS —Specialty Financing Portfolio Companies.". In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle are similar to those associated with a direct investment in a portfolio company. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle could be structurally subordinated to the other obligations of the portfolio company). In addition, if we are not the sole investor in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.
Any strategic investments that we pursue are subject to risks and uncertainties.
We have pursued and may continue to pursue growth through strategic investments in new businesses. Completion and timing of any such strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). The announcement or consummation of any transaction also may adversely impact our business relationships or engender competitive responses.
In addition, the proposal and negotiation of strategic investments, whether or not completed, as well as the integration of those businesses into our existing portfolio, could result in substantial expenses and the diversion of our Adviser’s time, attention and resources from our day-to-day operations.

Our ability to manage our growth through strategic investments will depend, in part, on our success in addressing these risks. Any failure to effectively implement our acquisition or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.
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
As of December 31, 2022, our investments in systems software and application software represented 31.3% and 19.0% of our portfolio at fair value, respectively. Our investments in these industries are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing these industries and interpretations thereof, may change frequently, the risk of defending against litigation claims based on allegations of infringement or other violations of intellectual property, the risk that portfolio companies may be unable to attract and retain qualified skilled IT personnel and software developers, the risk that rapid technological change, evolving industry standards and practices, and changing customer needs may negatively affect our portfolio companies, and sensitivity to general economic conditions and cyclical demand.
To the extent we invest in publicly traded companies, we may be unable to obtain financial covenants and other contractual rights, which subjects us to additional risks.
If we invest in instruments issued by publicly-held companies, we may be subject to risks that differ in type or degree from those involved with investments in privately-held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. In addition, to the extent we invest in publicly traded debt instruments, we may not be able to obtain financial covenants or other contractual rights that we might otherwise be able to obtain when making privately-negotiated investments. We may not have the same access to information in connection with investments in public debt instruments that we would expect to have in connection with privately-negotiated investments. If we or our Adviser were deemed to have material, nonpublic information regarding the issuer of a publicly traded instrument in which we have invested, we may be limited in our ability to make new investments or sell existing investments in such issuer.
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
Downgrades by rating agencies of broadly syndicated loans could adversely impact our financial performance.

Ratings agencies have recently undergone reviews of broadly syndicated loans in light of the COVID-19 pandemic’s adverse impact on the economic market. Such reviews have, in some cases, resulted in downgrades of broadly syndicated loans. To the extent we invest in broadly syndicated loans, such downgrades could adversely impact our financial performance. The full extent of downgrades by ratings agencies of broadly syndicated loans is currently unknown, thereby resulting in a high degree of uncertainty.
We may be subject to risks associated with our investments in bank loans.
We intend to invest in bank loans and participations. These obligations are subject to unique risks, including:
•the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws,
•so-called lender-liability claims by the issuer of the obligations,
•environmental liabilities that may arise with respect to collateral securing the obligations, and
•limitations on our ability to directly enforce its rights with respect to participations.
In addition, the illiquidity of bank loans may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. Compared to securities and to certain other types of financial assets, purchases and sales of loans take relatively longer to settle. This extended settlement process can (i) increase the counterparty credit risk borne by us; (ii) leave us unable to timely vote, or otherwise act with respect to, loans it has agreed to purchase; (iii) delay us from realizing the proceeds of a sale of a loan; (iv) inhibit our ability to re-sell a loan that it has agreed to purchase if conditions change (leaving us more exposed to price fluctuations); (v) prevent us from timely collecting principal and interest payments; and (vi) expose us to adverse tax or regulatory consequences. To the extent the extended loan settlement process gives rise to short-term liquidity needs, we may hold cash, sell investments or temporarily borrow from banks or other lenders.
In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement, nor any rights of set-off against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation.
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
We have invested in and may continue to invest in equity-related securities, including common equity, warrants, preferred stock and convertible preferred securities. These equity interests we acquire may not appreciate in value and, in fact, may decline in value if the company fails to perform financially or achieve its growth objectives. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments since these securities may have restrictions on their transfer or may not have an active trading market.
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
Although we expect to receive current income in the form of dividend payments on any convertible preferred equity investments, a substantial portion of the gains we expect to receive from our investments in such securities will likely be from the capital gains generated from the sale of our equity investments upon conversion of our convertible securities, the timing of which we cannot predict and we cannot guarantee that such sale will happen at all. We do not expect to generate capital gains from the sale of our portfolio investments on a level or uniform basis from quarter to quarter. In addition, any convertible preferred stock instruments will generally provide for conversion upon the portfolio companies’ achievement of certain milestone events, including a qualified public offering and/or a senior exchange listing for their common stock. However, there can be no assurance that our portfolio companies will obtain either a junior or senior exchange listing or, even if a listing is obtained, that an active trading market will ever develop in the common stock of our publicly traded portfolio companies. In addition, even if our portfolio companies obtain an exchange listing, we may be subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after such listing. As a result, the market price of securities that we hold may decline substantially before we are able to sell these securities following an exchange listing.

In addition, even if our portfolio companies obtain an exchange listing, we may be subject to lock-up provisions that prohibit us from selling our investments into the public market for specified periods of time after such listing. As a result, the market price of securities that we hold may decline substantially before we are able to sell these securities following an exchange listing.
Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. Furthermore, due to the expected growth of our portfolio companies, we do not generally expect to receive dividend income from our common stock investments. In the case of cumulative preferred stock, there is no assurance that any dividends will ever be paid by a portfolio company. Dividends to any equity holders may be suspended or cancelled at any time.
Investments in equity securities can carry additional risks and may have other characteristics that require investments to be made indirectly through blocker entities or otherwise. In addition, if an issuer of equity securities in which we have invested sells additional shares of its equity securities, our interest in the issuer may be diluted and the value of our investment could decrease. For the foregoing reasons, investments in equity securities can be highly speculative and carry a substantial risk of loss of investment.
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
Our investments may include OID and PIK instruments. To the extent OID and PIK constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in income for financial reporting purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and taxable income prior to receipt of cash, including the following:
•Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability or deferred payments and the value of any associated collateral;
•Original issue discount instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;
•For U.S. GAAP purposes, cash distributions to shareholders that include a component of OID income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income may come from the cash invested by the shareholders, the 1940 Act does not require that shareholders be given notice of this fact;
•The presence of OID and PIK creates the risk of non-refundable cash payments to our Adviser in the form of incentive fees on income based on non-cash OID and PIK accruals that may never be realized; and
•In the case of PIK, “toggle” debt, which gives the issuer the option to defer an interest payment in exchange for an increased interest rate in the future, the PIK election has the simultaneous effect of increasing the investment income, thus increasing the potential for realizing incentive fees.

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
Under certain circumstances, payments to us and distributions by us to our shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, investments in restructurings may be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the court’s discretionary power to disallow, subordinate or disenfranchise particular claims or re-characterize investments made in the form of debt as equity contributions.
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
Although we intend to structure certain of our investments as senior debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company or a representative of us or our Adviser sat on the board of directors of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors.
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
Many of our debt investments are based on floating interest rates, such as LIBOR, SOFR, SONIA, the Euro Interbank Offered Rate (“EURIBOR”), the Federal Funds Rate or the Prime Rate, that reset on a periodic basis, and that many of our investments will be subject to interest rate floors. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net investment income, which also could be negatively impacted by our borrowers making prepayments on their loans. On the other hand, an increase in interest rates could increase the interest repayment obligations of our borrowers and result in challenges to their financial performance and ability to repay their obligations. In addition, our cost of funds likely will increase because the interest rates on the majority of amounts we may borrow are likely to be floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates, and the interest rate on investments with an interest rate floor will not increase until interest rates exceed the applicable floor.
Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed-rate securities that have longer maturities. Moreover, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. U.S. Federal Reserve policy, including with respect to certain interest rates and the decision to end its quantitative easing policy, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. In an effort to combat inflation the Federal Reserve has increased the federal funds rate in 2022 and is widely expected to further increase the federal funds rate in 2023. Market volatility, rising interest rates, uncertainty around interest rates and/or a return to unfavorable economic conditions could adversely affect our business.
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
To the extent that we make floating rate debt investments, a rise in the general level of interest rates would lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of the Incentive Fee payable to our Adviser.
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
We may make investments in portfolio companies that are domiciled outside of the United States. Pursuant to our investment policies, we will not invest more than 20% of our total assets in companies whose principal place of business is outside the United States. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means that, as required by the 1940 Act, such investments, along with other investments in non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any such asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:
•foreign governmental laws, rules and policies, including those relating to taxation and bankruptcy and restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States and any adverse changes in these laws;
•foreign currency devaluations that reduce the value of and returns on our foreign investments;
•adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;
•adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;
•the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;
•changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;
•high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
•deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and
•legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.
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
For a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the positions being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is not eligible to be distributed to non-U.S. stockholders free from withholding taxes. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could affect the effectiveness of that strategy. See “—The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes” and “We are, and will continue to be, exposed to risks associated with changes in interest rates.”
The market structure applicable to derivatives imposed by the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC may affect our ability to use over-the-counter (“OTC”) derivatives for hedging purposes.
The Dodd-Frank Act and the CFTC enacted and the SEC has issued rules to implement broad new regulatory and structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.
The CFTC and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator with respect to our operations, with the result that we are limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, we are subject to strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts we have entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio.
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
In October 2020, the SEC adopted Rule 18f-4, which requires a BDC (or a registered investment company) that uses derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program and implement certain testing and board reporting requirements. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

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
We cannot guarantee that we will be able to obtain various required licenses in U.S. states or in any other jurisdiction where they may be required in the future.
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
We invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:
•have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;
•may have limited financial resources and may be unable to meet their obligations under their debt obligations that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment;
•may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons and, therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us; and
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.
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
Finally, little public information generally exists about private companies and these companies may not have third-party credit ratings or audited financial statements. We must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies, and to monitor the activities and performance of these investments. To the extent that we (or other clients of our Adviser) may hold a larger number of investments, greater demands will be placed on our Adviser’s time, resources and personnel in monitoring such investments, which may result in less attention being paid to any individual investment and greater risk that our investment decisions may not be fully informed. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.
Certain investment analyses and decisions by our Adviser may be required to be undertaken on an expedited basis.
Investment analyses and decisions by our Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. While we generally will not seek to make an investment until our Adviser has conducted sufficient due diligence to make a determination as to the acceptability of the credit quality of the investment and the underlying issuer, in such cases, the information available to our Adviser at the time of making an investment decision may be limited. Therefore, no assurance can be given that our Adviser will have knowledge of all circumstances that may adversely affect an investment. In addition, our Adviser may rely upon independent consultants and others in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions, many of whom we will have limited recourse against in the event of any such inaccuracies.
We may not have the funds or ability to make additional investments in our portfolio companies.
After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we do have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements, or in order to maintain our RIC status. Our ability to make follow-on investments may also be limited by our Adviser’s allocation policies. Any decision not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful investment or may reduce the expected return to us on the investment.
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
The effect of global climate change and climate-change related regulation and sustainability concerns could impact the operations of our portfolio companies and adversely affect our business.
Global climate change is widely considered to be a significant threat to the global economy. Our portfolio companies face risks associated with climate change, including physical risks such as an increased frequency of extreme weather events and rising seal level temperatures. For some of our portfolio companies, climate change may also impact their profitability and costs, as well as pose systemic risks for their businesses. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
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
Our shareholders do not have preemptive rights to purchase any shares we issue in the future. Our charter authorizes us to issue up to 500 million shares of common stock.Pursuant to our charter, a majority of our entire Board may amend our charter to increase the number of shares of common stock we may issue without shareholder approval. Our Board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.
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
The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC tax treatment or BDC status;
•distributions that exceed our net investment income and net income as reported according to U.S. GAAP;
•changes in earnings or variations in operating results;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•departure of our Adviser or certain of its key personnel;
•general economic trends and other external factors; and
•loss of a major funding source
The amount of any distributions we may make on our common stock is uncertain. We may not be able to pay distributions to shareholders, or be able to sustain distributions at any particular level, and our distributions per share, if any, may not grow over time, and our distributions per share may be reduced. We have not established any limits on the extent to which we may use borrowings, if any, and we may use sources other than cash flows from operations to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).
Subject to our Board’s discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a monthly or quarterly basis and pay such distributions on a monthly or quarterly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC under the 1940 Act can limit our ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. We cannot assure you that we will pay distributions to our shareholders in the future.
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
All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in shares of our common stock unless the investor opts out of the plan. As a result, shareholders that do not elect to participate in our distribution reinvestment plan will experience dilution over time. Shareholders who do not elect to participate in our distribution reinvestment plan may experience accretion to the net asset value of their shares if our shares are trading at a premium to net asset value and dilution if our shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of our shareholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to shareholders.
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
Under the terms of our charter, our Board is authorized to issue shares of preferred stock in one or more series without shareholder approval, which could potentially adversely affect the interests of existing shareholders. In particular, holders of preferred stock are required to have certain voting rights when there are unpaid dividends and priority over other classes of securities as to distribution of assets or payment of dividends.
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
Legislative or other actions relating to taxes could have a negative effect on us. The laws pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Biden administration has enacted significant changes to the existing U.S. tax laws, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse tax consequences, such as significantly and negatively affecting our ability to qualify for tax treatment as a RIC or negatively affecting the U.S. federal income tax consequences applicable to us and our investors as a result of such qualification. Shareholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.
We will be subject to U.S. federal income tax at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”
The Annual Distribution Requirement for a RIC generally will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. We would be taxed, at regular corporate rates, on retained income and/or gains, including any short term capital gains or long term capital gains. We also must make distributions to satisfy an additional Excise Tax Avoidance Requirement in order to avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment, and thus become subject to corporate level income tax on our taxable income (including gains).
The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain "qualified publicly traded partnerships," or other income derived from the business of investing in stock or securities.
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, at least 50% of the value of our assets must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to U.S. federal income tax at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.
We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal and state corporate income taxes. We may invest in certain foreign debt and equity investments, which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, secondary market purchases of debt securities at a discount to par, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as unrealized appreciation for foreign currency forward contracts and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to limit deferral and generally require the current inclusion of income derived by the entity. In certain circumstances, this could require us to recognize income where we do not receive a corresponding payment in cash.
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
We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts with respect to debt securities acquired in the secondary market and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes. Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax.
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. shareholders will be treated as having received a dividend from us in the amount of such U.S. shareholders’ allocable share of the base management fee and incentive fees paid to our Adviser and some of our expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholders.
A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we anticipate that we will constitute a publicly offered RIC, there can be no assurance that we will in fact so qualify for any of our taxable years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. shareholder’s allocable share of the base management fee and incentive fees paid to our Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. Individuals are not allowed to take miscellaneous itemized deductions for the 2018 through 2025 tax years, such deductions are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.
General Risk Factors
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations could also come into effect. For example, on August 16, 2022, the Biden administration enacted the Inflation Reduction Act of 2022, which modifies key aspects of the Code, including by creating an alternative minimum tax on certain large corporations and an excise tax on stock repurchases by certain corporations. We are currently assessing the potential impact of these legislative changes. Any new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
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
Heightened scrutiny of the financial services industry by regulators may materially and adversely affect our business.

The financial services industry has been the subject of heightened scrutiny by regulators around the globe. In particular, the SEC and its staff have focused more narrowly on issues relevant to alternative asset management firms, including by forming specialized units devoted to examining such firms and, in certain cases, bringing enforcement actions against the firms, their principals and employees. In recent periods there have been a number of enforcement actions within the industry, and it is expected that the SEC will continue to pursue enforcement actions against asset managers.
While the SEC’s recent lists of examination priorities include such items as cybersecurity compliance and controls and conducting risk-based examinations of investment advisory firms, it is generally expected that the SEC’s oversight of alternative asset managers will continue to focus substantially on concerns related to fiduciary duty transparency and investor disclosure practices. Although the SEC has cited improvements in disclosures and industry practices in this area, it has also indicated that there is room for improvement in particular areas, including fees and expenses (and the allocation of such fees and expenses) and co-investment practices. To this end, many investment advisory firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.
Further, the SEC has highlighted BDC board oversight and valuation practices as one of its areas of focus in investment adviser examinations and has instituted enforcement actions against advisers for misleading investors about valuation.
If the SEC were to investigate our Adviser and find errors in its methodologies or procedures, our Adviser could be subject to penalties and fines, which could in turn harm our reputation and our business, financial condition and results of operations could be materially and adversely affected. Similarly, from time to time we or our Adviser could become the subject of litigation or other similar claims. Any investigations, litigation or similar claims could continue without resolution for long periods of time and could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Investigations, litigations and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in an investigation, litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against investigations, litigation and other similar claims, and these expenses could be material to our earnings in future periods.
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
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
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

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics, including the COVID-19 pandemic;
•events arising from local or larger scale political or social matters, including terrorist acts;
•outages due to idiosyncratic issues at specific service providers; and
•cyber-attacks.
These events, in turn, could have a material adverse effect on our operating results and negatively affect the net asset value of our common stock and our ability to pay distributions to our shareholders.
We are subject to risks in using custodians, counterparties, administrators and other agents.
We depend on the services of custodians, counterparties, administrators and other agents to carry out certain transactions and other administrative services, including compliance with regulatory requirements in U.S. and non-U.S. jurisdictions. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and subject us or our shareholders to reputational damage, penalties or losses. We depend on third parties to provide primary and back up communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. The terms of the contracts with third-party service providers are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. Accordingly, we may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers. In addition, we rely on a select number of third-party services providers and replacement of any one of our service providers could be difficult and result in disruption and expense.
Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. The occurrence of a disaster, such as a cyber-attack against us, any of our portfolio companies, or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.
We, and our portfolio companies, depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.
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
Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work resulting from the COVID-19 pandemic could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above, are heightened under the current conditions.
We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident
In addition, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.
We operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the California Consumer Privacy Act that went into effect on January 1, 2020, and the New York SHIELD Act, which went into effect on March 1, 2020. In addition, the SEC announced that one of the 2019 examination priorities for the Office of Compliance Inspections and Examinations was to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls. Further, the European General Data Protection Regulation (the “GDPR”) came into effect in May 2018. Data protection requirements under the GDPR are more stringent than those imposed under prior European legislation. There are substantial financial penalties for breach of the GDPR, including up to the higher of 20 million Euros or 4% of group annual worldwide turnover. Non-compliance with any of the aforementioned laws or other similar laws, therefore, represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our product investors and clients to lose confidence in the effectiveness of our security measures.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located at 399 Park Avenue, 37th Floor, New York, New York 10022 and are provided by the Adviser in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
Item 3. Legal Proceedings
Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.
Item 4. Mine Safety Disclosures
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
Holders
As of March 3, 2023, there were approximately 2,411 holders of our common stock.
Distribution Policy
To qualify for tax treatment as a RIC, we must distribute (or be treated as distributing) in each taxable year dividends of an amount equal to at least 90% of our investment company taxable income (which includes, among other items, dividends, interest, the excess of any net short-term capital gains over net long-term capital losses, as well as other taxable income, excluding any net capital gains reduced by deductible expenses) and 90% of our net tax-exempt income for that taxable year. As a RIC, we generally will not be subject to U.S. federal income tax at corporate rates on our investment company taxable income and net capital gains that we distribute to shareholders. We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:
•98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.
We have previously incurred, and can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A RISK FACTORS – Risks Related to U.S. Federal Income Tax – We will be subject to U.S. federal income tax at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”
Distributions
We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by our Board in its discretion.
The following table summarizes dividends declared for the year ended December 31, 2022:

	December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.05
November 1, 2022	December 30, 2022	January 31, 2023	$0.16
Total Distributions Declared			$0.21
The dividends declared during the year ended December 31, 2022 were derived from ordinary income, determined on a tax basis.

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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2022:

	December 31, 2022
Date Declared	Record Date	Payment Date	Shares
August 2, 2022	September 30, 2022	November 15, 2022	33,272
Senior Securities
Information about our senior securities is shown in the following table as of the end of the fiscal years ended December 31, 2022 and 2021.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility
December 31, 2022	$770.0	$1,957.8	—	N/A
Revolving Credit Facility
December 31, 2022	$126.4	$1,957.8	—	N/A
SPV Asset Facility I
December 31, 2022	$300.0	$1,957.8	—	N/A
SPV Asset Facility II
December 31, 2022	$50.0	$1,957.8	—	N/A
Promissory Note(5)
December 31, 2022	$—	$1,957.8	—	N/A
________________
(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The "—" in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable because the senior securities are not registered for public trading.
(5)Facility was terminated in 2022.

Item 6. Reserved
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
We are managed by Owl Rock Technology Advisors II LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), an indirect affiliate of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. Subject to the overall supervision of our board of directors (the “Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of the listing of our common stock on a national securities exchange (an "Exchange Listing") and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. The initial closing of the Private Offering occurred on December 1, 2021 (the “Initial Closing”). As of December 31, 2022, we had $3.5 billion in total Capital Commitments from investors, of which $50.5 million is from entities affiliated with or related to our Adviser. The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
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
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Technology Advisors LLC ("ORTA"), Owl Rock Capital Private Fund Advisors LLC (“ORCPFA”), and Owl Rock Diversified Advisors LLC (“ORDA” and together with the Adviser, ORCA, ORTA, ORCPFA, and ORDA, the "Owl Rock Advisers"), which also are investment advisers. As of December 31, 2022, the Adviser and its affiliates had $68.6 billion of assets under management across the Owl Rock division of Blue Owl. The Owl Rock Advisers are investment advisers.
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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the “Order”), that has been granted by the SEC to ORCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Advisers or its affiliates or any affiliates person of any of them (other than the parties to the transaction, except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition,we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Owl Rock Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the Owl Rock clients and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours.
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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments, including publicly traded debt instruments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through December 31, 2022, our Adviser or its affiliates have originated $72.8 billion aggregate principal amount of investments across multiple industries, of which $69.2 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle-market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is in an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
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
We target portfolio companies where we can structure larger transactions. As of December 31, 2022, our average investment size in each of our portfolio companies was approximately $38 million based on fair value. As of December 31, 2022, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 76.8% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $972 million, weighted average annual EBITDA of $200 million and a weighted average enterprise value of $5.3 billion. As of December 31, 2022, investments we classify as growth capital represented 18.1% of our total portfolio based on fair value and these portfolio companies had a weighted average enterprise value of $12.0 billion.
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
The majority of our investments are indexed to Secured Overnight Financing Rate ("SOFR"); however, we have contracts that are indexed to London Interbank Offered Rate (“LIBOR”) and are monitoring this activity, evaluating the related risks and our exposure, and adding alternative language to contracts, where necessary. Certain contracts have an orderly market transition already in process. However, it is not possible to predict the effect of any of these developments, and any future initiatives to regulate, reform or change the manner of administration of LIBOR could result in adverse consequences to the rate of interest payable and receivable on, market value of and market liquidity for LIBOR-based financial instruments.
Key Components of Our Results of Operations
Investments
We focus primarily on originating and making debt and equity investments in technology-related companies based primarily in the United States.
Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment and the competitive environment for the types of investments we make.
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
Our investment portfolio may consist of floating rate loans. Macro trends in base interest rates like LIBOR, SOFR, and any other alternative reference rates may affect our net investment income over the long term. However, because we generally intend to originate loans to a small number of portfolio companies each quarter, and those investments may vary in size, our results in any given period, including the interest rate on investments that may be sold or repaid in a period compared to the interest rate of new investments made during that period, may be idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.
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
Potential Market Trends
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
High Yield Market – Many technology companies generally are not issuing debt in an amount large enough to be an attractively sized bond. High yield bonds are generally purchased by institutional investors who, among other things, are highly focused on the liquidity characteristics of the bond being issued. For example, mutual funds and exchange traded funds (“ETFs”) are significant buyers of underwritten bonds. However, mutual funds and ETFs generally require the ability to liquidate their investments quickly in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Because there is typically little or no active secondary market for the debt of U.S. middle-market companies, mutual funds and ETFs generally do not provide debt capital to technology companies. We believe this is likely to be a persistent problem and creates an advantage for those like us who have a more stable capital base and have the ability to invest in illiquid assets.
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
Robust Demand for Debt Capital. According to 451 Research's M&A KnowledgeBase, there was approximately $2.7 trillion of mergers and acquisitions activity in the technology and software industries from 2015 to 2022. We believe technology companies will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.5 trillion as of December 2022, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
Technology Spend is Large and Increasing. According to Gartner, a research and advisory company, global technology spend was $4.4 trillion in 2022 and is expected to grow to $4.5 trillion in 2023. We believe global demand for technology products and services will continue to grow rapidly, and that that growth will stimulate demand for capital from technology companies.
Attractive Investment Dynamics. An imbalance between the supply of, and demand for, capital creates attractive pricing dynamics. With respect to the debt investments in technology companies, we believe the directly negotiated nature of such financings generally provides more favorable terms to the lender, including stronger covenant and reporting packages, better call protection, and lender protective change of control provisions. Further, we believe that historical default rates for technology and software companies have been lower, and recovery rates have been higher, as compared to the broader leveraged finance market, leading to lower cumulative losses. With respect to equity and equity-linked investments, we will seek to structure these investments with meaningful shareholder protections, including, but not limited to, anti-dilution, anti-layering, and liquidation preferences, which we believe will create the potential for meaningful risk-adjusted long-term capital gains in connection with the future liquidity events of these technology companies. Lastly, we believe that in the current environment, lenders with available capital may be able to take advantage of attractive investment opportunities and may be able to achieve improved economic spreads and documentation terms.
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
Attractive Opportunities in Investments in Technology Companies. We invest in the debt and equity of technology companies. We believe that opportunities in the debt of technology companies are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issued with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default.
We believe that opportunities in the equity of technology companies are significant because of the potential to generate meaningful capital appreciation by participating in the growth in the portfolio company and the demand for its products and services. Moreover, we believe that the high-growth profile of a technology company will generally make it a more attractive candidate for a liquidity event than a company in a non-high growth industry.We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the following factors.
Portfolio and Investment Activity
As of December 31, 2022, based on fair value, our portfolio consisted of 73.5% first lien senior secured debt investments (of which 38.4% we consider to be unitranche debt investments (including “last out” portions of such loans)), 7.5% second lien senior secured debt investments, 2.4% unsecured debt investments, 13.7% preferred equity investments, and 2.9% common equity investments.
As of December 31, 2022, our weighted average total yield of the portfolio at fair value and amortized cost was 10.9% and 10.8%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 11.5% and 11.4%, respectively.
As of December 31, 2022, we had investments in 65 portfolio companies with an aggregate fair value of $2.5 billion. As of December 31, 2022, we had net leverage of 0.99x debt-to-equity.
We expect the pace of our originations to vary with the pace of repayments and the pace at which we raise funds in our private offering. Currently, rapidly rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions and other public market activity which in turn has led to decreased repayments over the quarter; however, because we have continued to raise funds in our private offerings, the pace of our originations is strong and, when the interest rate environment stabilizes, we expect repayments to increase. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service oriented sectors such as software and healthcare, and the credit quality of our portfolio remains consistent. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Owl Rock continues to have the opportunity to invest in large unitranche transactions in excess of $1 billion in size which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection.
Many of the companies in which we invest have experienced relief from earlier supply chain disruptions resulting from the pandemic, the war between Russia and Ukraine and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. However, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We have also continued to invest in specialty financing portfolio companies, including Amergin, Fifth Season, and LSI Financing. These companies may use our capital to support acquisitions which could lead to increased dividend income. See "Specialty Financing Portfolio Companies."
We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment may have on our portfolio companies and our investment activities. We believe that the rapid rise in interest rates will meaningfully benefit our net investment income as we continue to see the impact of interest rates exceeding our interest rate floors.

Our investment activity for the year ended ended December 31, 2022 is presented below (information presented herein is at par value unless otherwise indicated).

Year Ended December 31,
($ in thousands)	2022
New investment commitments
Gross originations	$2,814,523
Less: Sell downs	(60,359)
Total new investment commitments	$2,754,164
Principal amount of investments funded:
First-lien senior secured debt investments	$1,792,938
Second-lien senior secured debt investments	192,986
Unsecured debt investments	69,297
Preferred equity investments	340,277
Common equity investments	73,593
Total principal amount of investments funded	$2,469,091
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$—
Second-lien senior secured debt investments	—
Unsecured debt investments	—
Preferred equity investments	—
Common equity investments	(2,400)
Total principal amount of investments sold or repaid	$(2,400)
Number of new investment commitments in new portfolio companies(1)	66
Average new investment commitment amount	$12,499
Weighted average term for new debt investment commitments (in years)	6.3
Percentage of new debt investment commitments at floating rates	98.9%
Percentage of new debt investment commitments at fixed rates	1.1%
Weighted average interest rate of new debt investment commitments(2)	10.9%
Weighted average spread over applicable base rate of new floating rate debt investment commitments	6.4%
(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.59% as of December 31, 2022.
As of December 31, 2022, our investments consisted of the following:

	December 31, 2022
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$1,812,475	$1,812,277
Second-lien senior secured debt investments	186,424	184,788
Unsecured debt investments	63,815	58,859
Preferred equity investments(2)	345,327	337,069
Common equity investments(3)	71,588	71,541
Total Investments	$2,479,629	$2,464,534
(1)38% of which we consider unitranche loans as of December 31, 2022.
(2)Includes equity investment in LSI Financing 1 DAC
(3)Includes equity investment in Amergin AssetCo and Fifth Season

We use GICS for classifying the industry groupings of our portfolio companies. The industry composition of investments based on fair value as of December 31, 2022 was as follows:

December 31, 2022
Aerospace & Defense	2.7%
Application Software	19.0
Beverages	0.4
Capital Markets	0.4
Commercial Services & Supplies	0.8
Construction & Engineering	0.3
Consumer Finance	0.6
Diversified Consumer Services	0.4
Diversified Financial Services(1)	6.8
Diversified Support Services	1.0
Electrical Equipment	5.1
Food & Staples Retailing	5.8
Health Care Technology	8.3
Health Care Providers & Services	4.9
Insurance(2)	3.6
IT Services	5.6
Pharmaceuticals(3)	0.9
Professional Services	0.9
Specialty Retail	1.2
Systems Software	31.3
Total	100.0%
________________
(1)Includes equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.
The table below describes investments by geographic composition based on fair value as of December 31, 2022:

December 31, 2022
United States:
Midwest	6.0%
Northeast	25.8
South	32.3
West	28.9
International	7.0
Total	100.0%
The weighted average yields and interest rates of our investments at fair value as of December 31, 2022 were as follows:

December 31, 2022
Weighted average total yield of portfolio	10.9%
Weighted average total yield of debt and income producing securities	11.5%
Weighted average interest rate of debt securities	10.7%
Weighted average spread over base rate of all floating rate investments	6.4%
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

The Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios. For investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Investment Committee.

The following table shows the composition of our portfolio on the 1 to 5 rating scale as of December 31, 2022:

	December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$3,101	0.1%
2	2,441,892	99.1
3	19,541	0.8
4	—	—
5	—	—
Total	$2,464,534	100.0%
The following table shows the amortized cost of our performing and non-accrual debt investments as of December 31, 2022:

	December 31, 2022
($ in thousands)	Amortized Cost	Percentage
Performing	$2,062,714	100.0%
Non-accrual	—	—
Total	$2,062,714	100.0%
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
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $5.2 million equity commitment to Fifth Season. We increased our commitment to Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022 and November 29, 2022 by $20.6 million, $0.5 million, $2.1 million and $2.0 million, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. The Company does not consolidate its interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing 1 DAC, a portfolio company formed to acquire a contractual right to revenue pursuant to an earnout agreement in the life sciences space. On December 14, 2022, we made a $6.2 million commitment to LSI Financing. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.

Results of Operations
The following table represents the operating results for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
($ in thousands)	2022	2021(1)
Total Investment Income	$97,453	$—
Less: Expenses	61,767	983
Net Investment Income (Loss) Before Taxes	$35,686	$(983)
Less: Income taxes, including excise taxes	61	—
Net Investment Income (Loss) After Taxes	$35,625	$(983)
Net change in unrealized gain (loss)	(13,577)	—
Net realized gain (loss)	225	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$22,273	$(983)
(1)The Company was initially capitalized on November 30, 2021 and commenced operations on December 1, 2021 with the initial closing of its Private Offering.
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
Investment Income
Investment income for the year ended December 31, 2022 was as follows:

For the Year Ended December 31,
($ in thousands)	2022
Interest income	$72,318
Payment-in-kind interest income	4,361
Dividend income	17,217
Other income	3,557
Total investment income	$97,453
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Year Ended December 31, 2022
Investment income was $97.5 million for the year ended December 31, 2022 including PIK interest income of $4.4 million, dividend income of $17.2 million, and other income of $3.6 million primarily from incremental fee income, which are fees that are generally available to us as a result of closing investment and generally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments. Additionally, we were initially capitalized on November 30, 2021 and commenced investing activities in January 2022. As a result, comparisons may not be meaningful.

Expenses
Expenses for the year ended December 31, 2022 and 2021 were as follows:

	For the Year Ended December 31,
($ in thousands)	2022	2021(1)
Interest expense	$29,448	$—
Management fees	22,264	394
Incentive fees	3,945	—
Offering expenses	353	7
Professional fees	2,186	83
Directors' fees	1,053	83
Initial organization	—	381
Other general and administrative	2,518	35
Total expenses	$61,767	$983
(1)The Company was initially capitalized on November 30, 2021 and commenced operations on December 1, 2021 with the initial closing of its Private Offering.
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the Year Ended December 31, 2022
For the year ended December 31, 2022 total expenses were $61.8 million, primarily due to interest expense, incurred management fees, professional fees, and director's fees as a result of ramping the portfolio. Additionally, we were initially capitalized on November 30, 2021 and commenced investing activities in January 2022. As a result, comparisons may not be meaningful.
Selected Financial Data.
The table below sets forth our selected consolidated historical financial data for the years ended December 31, 2022 and 2021. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” which are included elsewhere in this Form 10-K.

	For the Year Ended December 31,
($ in thousands, except per share amounts)	2022	2021(1)
Consolidated Statement of Operations Data
Investment Income
Total Investment Income	$97,453	$—
Expenses
Total Expenses	61,767	983
Net Investment Income (Loss) Before Taxes	35,686	(983)
Excise tax expense	61	—
Net Investment Income (Loss) After Taxes	35,625	(983)
Total Net Change in Unrealized Gain (Loss)	(13,577)	—
Total Net Realized Gain (Loss)	225	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$22,273	$(983)
Earnings (Loss) Per Share - Basic and Diluted	$0.59	$(5.24)
Consolidated Balance Sheet Data
Cash	$28,065	$44,830
Investments at fair value	2,464,534	—
Total Assets	2,513,832	44,953
Debt (net of unamortized debt issuance costs of $17,589 and $0, respectively)	$1,228,803	$—
Total Liabilities	1,289,254	935
Total Net Assets	$1,224,578	$44,018
Net Asset Value Per Share	$14.47	$14.67
Other Data:
Number of Portfolio Companies	65	—
Dividends declared per share	$0.21	$—
Total return based on net asset value(2)	0.0%	(2.2)%
Weighted average total yield of portfolio at fair value	10.9%	—%
Weighted average total yield of portfolio at amortized cost	10.8%	—%
Weighted average yield of debt and income producing securities at fair value	11.5%	—%
Weighted average yield of debt and income producing securities at amortized cost	11.4%	—%
Fair value of debt investments as a percentage of principal	97.5%	—%
(1)The Company was initially capitalized on November 30, 2021 and commenced operations on December 1, 2021 with the initial closing of its Private Offering.
(2)Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share.

Selected Quarterly Financial Data (Unaudited)

	For the three months ended
($ in thousands, except share and per share data)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Investment income	$2,169	$8,715	$30,798	$55,771
Net expenses	$3,535	$7,230	$18,893	$32,170
Net investment income (loss)	$(1,366)	$1,485	$11,905	$23,601
Net realized and unrealized gains (losses) on investments	$64	$(9,368)	$(1,067)	$(2,981)
Increase (decrease) in net assets resulting from operations	$(1,302)	$(7,883)	$10,838	$20,620
Net asset value per share as of the end of the quarter	$14.36	$14.08	$14.33	$14.47
Earnings (loss) per share - basic and diluted	$(0.16)	$(0.35)	$0.24	$0.28
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate tax rates.
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
For the year ended December 31, 2022, U.S federal excise taxes were $61 thousand.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the year ended December 31, 2022, net change in unrealized gains (losses) was comprised of the following:

For the Year Ended December 31,
($ in thousands)	2022
Net change in unrealized gain (loss) on investments	$(13,404)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	$(173)
Net change in unrealized gain (loss)	$(13,577)
For the Year Ended December 31, 2022
For the year ended December 31, 2022, the net unrealized loss was primarily driven by an decrease in the fair value of our investments compared to the initial purchase. The primary drivers of our portfolio’s unrealized losses were current market conditions, including public market volatility and credit spreads widening across the broader market. Additionally, we were initially capitalized on November 30, 2021 and commenced investing activities in January 2022. As a result, comparisons may not be meaningful.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2022 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in thousands)
Kaseya Inc.	1,480
Delta TopCo, Inc. (dba Infoblox, Inc.)	1,341
Anaplan, Inc.	964
6Sense Insights, Inc.	(657)
Sovos Compliance, LLC	(1,149)
Barracuda Networks, Inc.	(1,282)
Dodge Construction Network, LLC	(1,358)
Affirm, Inc.	(3,756)
Minerva Holdco, Inc.	(4,482)
Help/Systems Holdings, Inc.	(4,765)
Remaining portfolio companies	260
Total	$(13,404)
Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the year ended December 31, 2022 were comprised of the following:

For the Year Ended December 31,
($ in thousands)	2022
Net realized gain (loss) on investments	$128
Net realized gain (loss) on foreign currency transactions	97
Net realized gain (loss)	$225
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, or issue debt securities. Additional financings could include unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.75x-1.25x. For the year ended December 31, 2022, our weighted average cost of debt was 5.4%.
Cash as of December 31, 2022, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funds for long-term cash needs will come from unused net proceeds from financing activities and our capital commitments. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.

As of December 31, 2022, we had $28.1 million in cash. During the year ended December 31, 2022, we used $2.4 billion in cash for operating activities, primarily as a result of funding portfolio investments of $2.5 billion. Cash provided by financing activities was $2.4 billion during the period, primarily from borrowings on debt and proceeds from the issuance of shares.
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
During the year ended December 31, 2022, we delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
January 28, 2022	February 11, 2022	8,710,668	$125,000
March 16, 2022	March 29, 2022	10,408,213	150,000
June 14, 2022	June 28, 2022	21,201,413	300,000
September 12, 2022	September 23, 2022	27,642,541	399,987
December 7, 2022	December 20, 2022	13,660,179	199,984
Total		81,623,015	$1,174,971

During the year ended December 31, 2021, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
December 1, 2021	December 1, 2021	100	2
December 16, 2021	December 30, 2021	3,000,000	45,000
Total		3,000,100	45,002

Distributions
The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2022

	December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.05
November 1, 2022	December 30, 2022	January 31, 2023	$0.16
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

The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2022:

	December 31, 2022
Date Declared	Record Date	Payment Date	Shares
August 2, 2022	September 30, 2022	November 15, 2022	33,272

Debt
Aggregate Borrowings
Debt obligations consisted of the following as of December 31, 2022:

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$800,000	$770,015	$29,985	$767,139
Revolving Credit Facility	625,000	126,377	498,623	120,667
SPV Asset Facility I	600,000	300,000	54,288	293,878
SPV Asset Facility II	300,000	50,000	5,637	47,119
Total Debt	$2,325,000	$1,246,392	$588,533	$1,228,803
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, and SPV Asset Facility II are presented net of unamortized debt issuance costs of $2.9 million, $5.7 million, $6.1 million, and $2.9 million respectively.
For the year ended December 31, 2022, the components of interest expense were as follows:

For the Year Ended December 31,
($ in thousands)	2022
Interest expense	$26,622
Amortization of debt issuance costs	2,826
Total Interest Expense	$29,448
Average interest rate	5.4%
Average daily borrowings	$485,816
Subscription Credit Facility
On February 18, 2022 we entered into a revolving credit facility (the “Subscription Credit Facility”) with Wells Fargo Bank, National Association as administrative agent and as the lender.
The maximum principal amount of the Subscription Credit Facility is $800 million (increased from $700 million to $800 million on December 16, 2022), subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting us to increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1.5 billion, if the existing or new lenders agree to commit to such increase.
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
The maximum principal amount of the Revolving Credit Facility is $625 million (increased from $600 million to $625 million on November 16, 2022), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans, with the aggregate principal amount of outstanding swingline loans of any swingline lender being limited to up to $50 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
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
SPV Asset Facility I
On July 15, 2022 (the “SPV Asset Facility I Closing Date”), Athena Funding I LLC (“Athena Funding I”), a Delaware limited liability company and our newly formed subsidiary entered into a Credit Agreement (the “SPV Asset Facility I”), with Athena Funding I, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto (the “SPV Asset Facility I Lenders”).
From time to time, we expect to sell and contribute certain investments to Athena Funding I pursuant to a Sale and Contribution Agreement by and between us and Athena Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Athena Funding I, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Athena Funding I through our ownership of Athena Funding I. The initial maximum principal amount which may be borrowed under the Credit Facility is $600 million which, subject to the satisfaction of certain conditions, may be increased to up to $1 billion. The availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding I’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
The SPV Asset Facility I provides for the ability to draw term loans and to draw and redraw revolving loans under the SPV Asset Facility I for a period of up to two years after the SPV Asset Facility I Closing Date. Unless otherwise terminated, the SPV Asset Facility I will mature on July 15, 2032 (the "SPV Asset Facility I Stated Maturity"). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by Athena Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, Athena Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding I subject to payment of a premium for a period of time.

Amounts drawn bear interest at a reference rate (initially SOFR) plus a spread of 2.75%, and term loans are subject to a minimum utilization amount, after one year, subject to certain terms and conditions. The undrawn amount of the of the term commitment not subject to such spread payment is subject to an undrawn fee of 0.25% per annum for the first twelve months and 0.35% thereafter. The undrawn amount of the revolving commitment not subject to such spread payment is subject to an undrawn fee of 0.25% per annum for the first six months, 0.50% for months seven through twelve, and 0.50% thereafter if the drawn amount is greater than or equal to 75% of the revolving commitment, otherwise 0.75%. Certain additional fees are payable to Société Générale as administrative agent.
The SPV Asset Facility I contains customary covenants, including certain maintenance covenants, and events of default. Athena Funding I is required to obtain a minimum post-closing rating of the SPV Asset Facility I within six months of the Closing Date, subject to certain terms and conditions. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of Athena Funding I and on any payments received by Athena Funding I in respect of those assets. Assets pledged to the SPV Asset Facility I Lenders will not be available to pay our debts.
Borrowings of Athena Funding I are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
SPV Asset Facility II
On November 8, 2022 (the “SPV Asset Facility II Closing Date”), Athena Funding II LLC (“Athena Funding II”), a Delaware limited liability company and our newly formed subsidiary entered into a Loan and Management Agreement (the “SPV Asset Facility II”), with Athena Funding II LLC, as borrower, us, as collateral manager and transferor, MUFG Bank, Ltd. (“MUFG”), as administrative agent, State Street Bank and Trust Company, as collateral agent and collateral administrator, Alter Domus (US) LLC as custodian, the lenders from time to time parties thereto (the “SPV Asset Facility II Lender”) and the group agents from time to time parties thereto.
From time to time, we expect to sell and contribute certain investments to Athena Funding II pursuant to a Purchase and Sale Agreement by and between us and Athena Funding II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by Athena Funding II, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Athena Funding II through our ownership of Athena Funding II. The maximum principal amount of the SPV Asset Facility II is $300 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding II’s assets from time to time, an advance rate and concentration limitations, and satisfaction of certain conditions, including collateral quality tests.
The SPV Asset Facility II provides for the ability to draw and redraw revolving loans under the SPV Asset Facility II for a period of up to two years after the SPV Asset Facility II Closing Date (the “SPV Asset Facility II Reinvestment Period”) unless the SPV Asset Facility II Reinvestment Period is terminated sooner as provided in the Secured Credit Facility. Unless otherwise terminated, the SPV Asset Facility II will mature three years after the last day of the SPV Asset Facility II Reinvestment Period (the “SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by Athena Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, Athena Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding II.
Amounts drawn bear interest at a cost of funds rate as determined by MUFG periodically (or Term SOFR under certain circumstances) plus an applicable margin of 2.85% during the SPV Asset Facility II Reinvestment Period and 3.25% after the end of the SPV Asset Facility II Reinvestment Period. During the SPV Asset Facility II Reinvestment Period, there is an unused fee of 0.50% on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain maintenance covenants and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of Athena Funding II and on any payments received by Athena Funding II in respect of those assets. Assets pledged to the SPV Asset Facility II Lender will not be available to pay our debts.
Borrowings of Athena Funding II are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
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
On June 22, 2022, we and Feeder FIC, entered into a termination agreement (the “Termination Agreement”) pursuant to which the FIC Agreement was terminated. Upon execution of the Termination Agreement there were no amounts outstanding pursuant to the FIC Agreement or the Promissory Notes.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. As of December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2022
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$10,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	9,652
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	1,515
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273
Anaplan, Inc.	First lien senior secured revolving loan	9,421
Appfire Technologies, LLC	First lien senior secured revolving loan	770
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	8,183
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	747
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	436
Avalara, Inc.	First lien senior secured revolving loan	10,455
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	5,322
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	6,716
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	3,789
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	3,789
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	19,934
Grayshift, LLC	First lien senior secured revolving loan	5,806
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,010
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	652
Juniper Square, Inc.	First lien senior secured revolving loan	2,250
Kaseya Inc.	First lien senior secured delayed draw term loan	4,725
Kaseya Inc.	First lien senior secured revolving loan	4,725
ManTech International Corporation	First lien senior secured delayed draw term loan	16,000
ManTech International Corporation	First lien senior secured revolving loan	8,600
Natural Partners, LLC	First lien senior secured revolving loan	681
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954
Ping Identity Holding Corp.	First lien senior secured revolving loan	9,091
Rubrik, Inc.	First lien senior secured delayed draw term loan	1,857
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	13,075
Securonix, Inc.	First lien senior secured revolving loan	3,559
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	2,572
Smarsh Inc.	First lien senior secured delayed draw term loan	3,238
Smarsh Inc.	First lien senior secured revolving loan	1,619
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	118
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071
The NPD Group, L.P.	First lien senior secured revolving loan	7,973
Zendesk, Inc.	First lien senior secured delayed draw term loan	22,915
Zendesk, Inc.	First lien senior secured revolving loan	9,435
Total Unfunded Portfolio Company Commitments		$224,510

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of December 31, 2022, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
As of December 31, 2022, the Company had approximately $3.5 billion in total Capital Commitments from investors (approximately $2.3 billion undrawn), of which $50.5 million is from entities affiliated with or related to the Adviser (approximately $16.9 million undrawn). As of December 31, 2021, the Company had approximately $802.7 million in total Capital Commitments from investors (approximately $757.7 million undrawn), of which $50.0 million is from entities affiliated with or related to the Adviser (approximately $45.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At December 31, 2022, management was not aware of any pending or threatened litigation.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of December 31, 2022, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	770,015	—	770,015	—	—
Revolving Credit Facility	126,377	—	—	126,377	—
SPV Asset Facility I	300,000	—	—	—	300,000
SPV Asset Facility II	50,000	—	—	50,000	—
Total Contractual Obligations	$1,246,392	$—	$770,015	$176,377	$300,000
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
We invest in Amergin, Fifth Season, and LSI Financing 1 DAC, which are non-controlled affiliated investments, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
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
Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.

Investments for which market quotations are readily available are typically valued at the bid price of those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Adviser, as the valuation designee, based on, among other things, the input of independent third-party valuation firm(s) engaged at the direction of our Adviser.
As part of the valuation process, our Adviser, as the valuation designee, takes into account relevant factors in determining the fair value of our investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser, as the valuation designee considers whether the pricing indicated by the external event corroborates its valuation.
Our Adviser, as the valuation designee, undertakes a multi-step valuation process, which includes, among other procedures, the following:
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
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee;
•Our Adviser, as the valuation designee, reviews the recommended valuations and determines the fair value of each investment;
•Each quarter, our Adviser, as the valuation designee, provides the Audit Committee a summary or description of material fair value matters that occurred in the prior quarter and on an annual basis, our Adviser, as the valuation designee, will provide the Audit Committee with a written assessment of the adequacy and effectiveness of its fair value process; and
•The Audit Committee oversee the valuation designee and will report to the Board on any valuation matters requiring the Board’s attention.
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
Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurred. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820. Consistent with the valuation policy, our Adviser, as the valuation designee, evaluates the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), our Adviser, as the valuation designee, subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, our Adviser, as the valuation designee, or the independent valuation firm(s), review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
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
Distributions
We have elected to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under Subchapter M of the Code. To maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distribution for tax purposes equal to at least 90% of the sum of our:
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
We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we generally will be subject to U.S. federal income tax at corporate rates. We can be expected to carry forward our net capital gains or any investment company taxable income in excess of current year dividend distributions, and pay the U.S. federal excise tax as described below.
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
Income Taxes
We have elected to be treated as a BDC under the 1940 Act. We have also elected to be treated as a RIC under the Code beginning with the taxable year ending December 31, 2021 and intend to continue to qualify as a RIC. So long as we maintain our tax treatment as a RIC, we generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that we distribute at least annually to our shareholders as dividends. Instead, any tax liability related to income earned and distributed by us represents obligations of our investors and will not be reflected in our consolidated financial statements.
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
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2022. The 2021 tax year remains subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
Investor Commitments
As of March 3, 2023, we had approximately $3.5 billion in total Capital Commitments from investors (approximately $2.3 billion undrawn), of which $53.2 million is from entities affiliated with or related to the Adviser (approximately $19.6 million undrawn).
Subscription Credit Facility Amendment
On January 4, 2023, we decreased the aggregate principal amount of outstanding swingline loans under the Revolving Credit Facility from $200 million to $50 million. The initial maximum principal amount of the Revolving Credit Facility remains at $600 million.
SPV Asset Facility I Amendment
On February 22, 2023, Athena Funding I entered into a second amendment to SPV Asset Facility I. The amendment increases (i) the total term loan commitment from $300 million to $350 million and (ii) the total revolving loan commitment from $300 million to $350 million.
Dividend
On February 21, 2023, the Board declared a distribution of 90% of estimated first quarter investment company taxable income, if any, for shareholders of record on March 31, 2023, payable on or before May 15, 2023.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, and inflation and supply chain risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and therefore, we will value these investments at fair value as determined in good faith by the Adviser, as our valuation designee, based on, among other things, the input of the independent third-party valuation firm(s) engaged at the direction of the Adviser, as our valuation designee, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As of December 31, 2022, 99.3% of our debt investments based on fair value were floating rates. Additionally, the weighted average floating rate floor, based on fair value, of our debt investments was 0.8%. The Subscription Credit Facility and Revolving Credit Facility bear interest at variable interest rates with an interest rate floor of 0.0%.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$62,618	$37,392	$25,226
Up 200 basis points	$41,745	$24,928	$16,817
Up 100 basis points	$20,873	$12,464	$8,409
Up 50 basis points	$10,436	$6,232	$4,204
Down 50 basis points	$(10,436)	$(6,232)	$(4,204)
Down 100 basis points	$(20,873)	$(12,464)	$(8,409)

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
Inflation and Supply Chain Risk
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the United States and globally. Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies profit margins.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (KPMG LLP, New York, New York, PCAOB ID 185)	F-2

Consolidated Statements of Assets and Liabilities as of December 31, 2022 and 2021	F-3

Consolidated Statements of Operations for the year ended December 31, 2022 and for the period from October 5, 2021 (inception) to December 31, 2021	F-4

Consolidated Schedule of Investments as of December 31, 2022	F-5

Consolidated Statements of Changes in Net Assets for the year ended December 31, 2022 and for the period from October 5, 2021 (inception) to December 31, 2021	F-13

Consolidated Statements of Cash Flows for the year ended December 31, 2022 and for the period from October 5, 2021 (inception) to December 31, 2021	F-14

Notes to Consolidated Financial Statements	F-15

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Owl Rock Technology Finance Corp. II:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Owl Rock Technology Finance Corp. II and subsidiaries (the Company) as of December 31, 2022 and 2021, including the consolidated schedule of investments as of December 31, 2022, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2022 and for the period from October 5, 2021 (inception) to December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for the year ended December 31, 2022 and for the period from October 5, 2021 (inception) to December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2022, by correspondence with custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2021.
New York, New York
March 3, 2023

Owl Rock Technology Finance Corp. II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021(1)
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,447,946 and $0, respectively)	$2,432,901	$—
Non-controlled, affiliated investments (amortized cost of $31,683 and $0, respectively)	31,633	—
Total investments at fair value (amortized cost of $2,479,629 and $0, respectively)	2,464,534	—
Cash	28,065	44,830
Interest receivable	19,616	—
Dividend income receivable	173	—
Subscription receivable	880	—
Prepaid expenses and other assets	564	123
Total Assets	$2,513,832	$44,953
Liabilities
Debt (net of unamortized debt issuance costs of $17,589 and $0, respectively)	$1,228,803	$—
Management fee payable	8,986	394
Distribution payable	13,527	—
Incentive fee payable	2,622	—
Payables to affiliates	2,030	198
Payable for investments purchased	27,731	—
Accrued expenses and other liabilities	5,555	343
Total Liabilities	$1,289,254	$935
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 84,656,386 and 3,000,100 shares issued and outstanding, respectively	$847	$30
Additional paid-in-capital	1,218,582	44,332
Total accumulated undistributed (overdistributed) earnings	5,149	(344)
Total Net Assets	1,224,578	44,018
Total Liabilities and Net Assets	$2,513,832	$44,953
Net Asset Value Per Share	$14.47	$14.67
(1)The Company was initially capitalized on November 30, 2021 and commenced operations on December 1, 2021 with the initial closing of its Private Offering.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp. II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2022	2021(1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$72,318	$—
Payment-in-kind interest income	4,361	—
Payment-in-kind dividend income	17,151	—
Other income	3,557	—
Total investment income from non-controlled, non-affiliated investments	97,387	—
Investment income from non-controlled, affiliated investments:
Dividend income	66	—
Total investment income from non-controlled, affiliated investments	66	—
Total Investment Income	97,453	—
Expenses
Interest expense	$29,448	$—
Management fees	22,264	394
Incentive fees	3,945	—
Offering expenses	353	7
Professional fees	2,186	83
Directors' fees	1,053	83
Initial organization	—	381
Other general and administrative	2,518	35
Total Expenses	61,767	983
Net Investment Income (Loss) Before Taxes	35,686	(983)
Excise tax expense	61	—
Net Investment Income (Loss) After Taxes	35,625	(983)
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$(13,404)	$—
Translation of assets and liabilities in foreign currencies	(173)	—
Total Net Change in Unrealized Gain (Loss)	(13,577)	—
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$128	—
Foreign currency transactions	97	$—
Total Net Realized Gain (Loss)	225	—
Total Net Realized and Change in Unrealized Gain (Loss)	$(13,352)	$—
Net Increase (Decrease) in Net Assets Resulting from Operations	$22,273	$(983)
Earnings (Loss) Per Share - Basic and Diluted	$0.59	$(5.24)
Weighted Average Shares Outstanding - Basic and Diluted	37,548,440	187,600
(1)The Company was initially capitalized on November 30, 2021 and commenced operations on December 1, 2021 with the initial closing of its Private Offering.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
ManTech International Corporation(6)(11)(19)	First lien senior secured loan	S + 5.75%	9/14/2029	$67,531	$66,223	$66,180	5.4%
ManTech International Corporation(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S + 5.75%	9/16/2024	—	(153)	(160)	—%
ManTech International Corporation(6)(16)(17)(19)	First lien senior secured revolving loan	S + 5.75%	9/14/2028	—	(163)	(172)	—%
				67,531	65,907	65,848	5.4%
Application Software
Anaplan, Inc.(6)(10)(19)	First lien senior secured loan	S + 6.50%	6/21/2029	130,890	129,654	130,563	10.6%
Anaplan, Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	S + 6.50%	6/21/2028	—	(86)	(24)	—%
Armstrong Bidco Limited (dba The Access Group)(6)(14)(19)(22)	First lien senior secured loan	SA + 5.25%	6/28/2029	6,392	6,383	6,312	0.5%
Armstrong Bidco Limited (dba The Access Group)(6)(14)(16)(18)(19)(22)	First lien senior secured delayed draw term loan	SA + 5.25%	6/30/2025	2,588	2,583	2,556	0.2%
Avalara, Inc.(6)(11)(19)	First lien senior secured loan	S + 7.25%	10/19/2028	104,545	103,017	102,977	8.4%
Avalara, Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	S + 7.25%	10/19/2028	—	(151)	(157)	—%
Community Brands ParentCo, LLC(6)(10)(19)	First lien senior secured loan	S + 5.75%	2/24/2028	12,654	12,433	12,465	1.0%
Community Brands ParentCo, LLC(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S + 5.75%	2/26/2024	—	(13)	(8)	—%
Community Brands ParentCo, LLC(6)(16)(17)(19)	First lien senior secured revolving loan	S + 5.75%	2/24/2028	—	(13)	(11)	—%
Fullsteam Operations, LLC(6)(8)(16)(18)(19)	First lien senior secured delayed draw term loan	L + 7.50% (incl. 3.00% PIK)	5/13/2024	30,606	29,699	29,971	2.4%
Grayshift, LLC(6)(10)(19)	First lien senior secured loan	S + 7.50%	7/6/2028	53,923	53,418	53,518	4.4%
Grayshift, LLC(6)(16)(17)(19)	First lien senior secured revolving loan	S + 7.50%	7/6/2028	—	(53)	(44)	—%
Zendesk, Inc.(6)(11)(19)	First lien senior secured loan	S + 6.50%	11/22/2028	91,659	89,851	89,368	7.2%
Zendesk, Inc.(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S + 6.50%	11/22/2024	—	(837)	(344)	—%
Zendesk, Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	S + 6.50%	11/22/2028	—	(185)	(236)	—%
				433,257	425,700	426,906	34.7%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(6)(10)(19)	First lien senior secured loan	S + 6.25%	3/11/2027	10,000	9,836	9,800	0.9%
				10,000	9,836	9,800	0.9%
Commercial Services & Supplies
SimpliSafe Holding Corporation(6)(10)(19)	First lien senior secured loan	S + 6.25%	5/2/2028	20,473	20,104	20,217	1.7%
SimpliSafe Holding Corporation(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S + 6.25%	5/2/2024	—	(23)	(6)	—%
				20,473	20,081	20,211	1.7%
Construction & Engineering

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Dodge Construction Network, LLC(6)(12)(19)	First lien senior secured loan	S + 4.75%	2/23/2029	9,950	9,815	8,458	0.7%
				9,950	9,815	8,458	0.7%
Consumer Finance
Affirm, Inc.(5)(19)(22)(23)	Senior convertible notes	N/A	11/16/2026	25,000	17,491	13,735	1.1%
				25,000	17,491	13,735	1.1%
Diversified Consumer Services
Sophia, L.P.(6)(10)(19)	First lien senior secured loan	S + 4.25%	10/7/2027	9,950	9,861	9,925	0.8%
				9,950	9,861	9,925	0.8%
Diversified Financial Services
BTRS Holdings Inc. (dba Billtrust)(6)(11)(19)	First lien senior secured loan	S + 8.00%	12/15/2028	62,962	61,083	61,204	4.9%
BTRS Holdings Inc. (dba Billtrust)(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S + 8.00%	12/16/2024	—	—	(148)	—%
BTRS Holdings Inc. (dba Billtrust)(6)(16)(17)(19)	First lien senior secured revolving loan	S + 8.00%	12/15/2028	—	(200)	(187)	—%
Hg Genesis 9 SumoCo Limited(6)(13)(19)(22)	Unsecured facility	E + 7.00% PIK	3/10/2027	45,124	46,324	45,124	3.7%
Juniper Square, Inc.(6)(10)(19)	First lien senior secured loan	S + 8.50%	12/29/2026	33,750	32,839	32,837	2.7%
Juniper Square, Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	S + 8.50%	12/29/2026	—	(45)	(61)	—%
Smarsh Inc.(6)(12)(19)	First lien senior secured loan	S + 6.50%	2/16/2029	25,905	25,671	25,646	2.1%
Smarsh Inc.(6)(12)(16)(18)(19)	First lien senior secured delayed draw term loan	S + 6.50%	2/19/2024	3,238	3,178	3,206	0.3%
Smarsh Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	S + 6.50%	2/16/2029	—	(14)	(16)	—%
				170,979	168,836	167,605	13.7%
Diversified Support Services
CoreTrust Purchasing Group LLC(6)(11)(19)	First lien senior secured loan	S + 6.75%	10/1/2029	26,021	25,514	25,501	2.1%
CoreTrust Purchasing Group LLC(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S + 6.75%	9/30/2024	—	(18)	(19)	—%
CoreTrust Purchasing Group LLC(6)(16)(17)(19)	First lien senior secured revolving loan	S + 6.75%	10/1/2029	—	(72)	(76)	—%
				26,021	25,424	25,406	2.1%
Electrical Equipment
BCPE Watson (DE) ORML, LP(6)(12)(19)(22)(25)	First lien senior secured loan	S + 6.50%	7/3/2028	125,000	123,830	123,750	10.0%
				125,000	123,830	123,750	10.0%
Food & Staples Retailing
The NPD Group, L.P.(6)(10)(19)	First lien senior secured loan	S + 6.25% (incl. 2.75% PIK)	12/1/2028	142,301	139,512	139,455	11.4%
The NPD Group, L.P.(6)(10)(16)(19)	First lien senior secured revolving loan	S + 5.75%	12/1/2027	1,087	920	906	0.1%
				143,388	140,432	140,361	11.5%
Health Care Providers & Services
CVET Midco 2, L.P.(6)(11)(19)	Second lien senior secured loan	S + 9.25%	10/13/2030	75,000	73,494	73,470	6.0%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(6)(7)(19)	First lien senior secured loan	L + 5.50%	3/17/2025	9,981	9,982	9,881	0.9%

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Engage Debtco Limited(6)(11)(19)(22)	First lien senior secured loan	S + 5.75%	7/13/2029	20,000	19,526	19,550	1.6%
Natural Partners, LLC(6)(9)(19)(22)	First lien senior secured loan	L + 6.00%	11/29/2027	9,243	9,082	9,059	0.7%
Natural Partners, LLC(6)(16)(17)(19)(22)	First lien senior secured revolving loan	L + 6.00%	11/29/2027	—	(12)	(14)	—%
TC Holdings, LLC (dba TrialCard)(6)(11)(19)	First lien senior secured loan	S + 5.00%	4/14/2027	8,884	8,806	8,862	0.7%
TC Holdings, LLC (dba TrialCard)(6)(16)(17)(19)	First lien senior secured revolving loan	S + 5.00%	4/14/2027	—	(9)	(3)	—%
				123,108	120,869	120,805	9.9%
Health Care Technology
Athenahealth Group Inc.(5)(6)(10)(19)	First lien senior secured loan	S + 3.50%	2/15/2029	3,556	3,257	3,202	0.3%
Athenahealth Group Inc.(5)(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S + 3.50%	8/15/2023	—	(36)	(41)	—%
Color Intermediate, LLC(6)(11)(19)	First lien senior secured loan	S + 5.50%	10/4/2029	48,759	47,809	47,784	3.9%
Hyland Software, Inc.(5)(6)(7)(19)	First lien senior secured loan	L + 3.50%	7/1/2024	13,811	13,611	13,608	1.1%
Iconic IMO Merger Sub, Inc.(6)(12)(19)	First lien senior secured loan	S + 6.00%	5/11/2029	20,794	20,407	20,534	1.7%
Iconic IMO Merger Sub, Inc.(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S + 6.00%	5/13/2024	—	(45)	(12)	—%
Iconic IMO Merger Sub, Inc.(6)(12)(16)(19)	First lien senior secured revolving loan	S + 6.00%	5/11/2028	472	427	440	—%
Imprivata, Inc.(6)(10)(19)	Second lien senior secured loan	S + 6.25%	12/1/2028	17,647	17,470	17,206	1.4%
Interoperability Bidco, Inc. (dba Lyniate)(6)(11)(19)	First lien senior secured loan	S + 7.00%	12/24/2026	28,480	28,324	28,267	2.3%
Interoperability Bidco, Inc. (dba Lyniate)(6)(8)(16)(19)	First lien senior secured revolving loan	L + 7.00%	12/26/2024	652	647	642	0.1%
PointClickCare Technologies, Inc.(6)(11)(19)(22)	First lien senior secured loan	S + 4.00%	12/29/2027	9,925	9,793	9,751	0.8%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(5)(6)(7)(19)	First lien senior secured loan	L + 3.25%	3/10/2028	11,868	11,322	11,197	0.9%
				155,964	152,986	152,578	12.5%
Insurance
AmeriLife Holdings LLC(6)(11)(19)	First lien senior secured loan	S + 5.75%	8/31/2029	18,182	17,832	17,864	1.5%
AmeriLife Holdings LLC(6)(12)(16)(18)(19)	First lien senior secured delayed draw term loan	S + 5.75%	9/2/2024	3,030	2,958	2,966	0.2%
AmeriLife Holdings LLC(6)(16)(17)(19)	First lien senior secured revolving loan	S + 5.75%	8/31/2028	—	(43)	(40)	—%
Asurion, LLC(6)(7)(19)	First lien senior secured loan	L + 3.00%	11/3/2024	27,927	26,703	27,089	2.2%
				49,139	47,450	47,879	3.9%
IT Services
Kaseya Inc.(6)(11)(19)	First lien senior secured loan	S + 5.75%	6/25/2029	78,050	76,577	77,270	6.3%
Kaseya Inc.(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S + 5.75%	6/24/2024	—	(44)	—	—%
Kaseya Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	S + 5.75%	6/25/2029	—	(87)	(47)	—%
				78,050	76,446	77,223	6.3%
Pharmaceuticals

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Foundation Consumer Brands, LLC(6)(8)(19)	First lien senior secured loan	L + 5.50%	2/12/2027	8,644	8,646	8,622	0.7%
Pacific BidCo Inc.(6)(11)(19)(22)	First lien senior secured loan	S + 5.75%	8/13/2029	8,590	8,384	8,397	0.7%
Pacific BidCo Inc.(6)(16)(17)(18)(19)(22)	First lien senior secured delayed draw term loan	S + 5.75%	8/11/2025	—	(11)	(10)	—%
				17,234	17,019	17,009	1.4%
Professional Services
Proofpoint, Inc.(5)(6)(8)(19)	First lien senior secured loan	L + 3.25%	8/31/2028	3,232	3,122	3,100	0.3%
Sovos Compliance, LLC(6)(7)(19)	First lien senior secured loan	L + 4.50%	8/11/2028	19,750	19,319	18,170	1.5%
				22,982	22,441	21,270	1.8%
Specialty Retail
CDK Global, Inc.(5)(6)(11)(19)	First lien senior secured loan	S + 4.50%	7/6/2029	20,000	19,432	19,796	1.6%
Vermont Aus Pty Ltd(6)(11)(19)(22)	First lien senior secured loan	S + 5.50%	3/22/2028	9,925	9,704	9,677	0.8%
				29,925	29,136	29,473	2.4%
Systems Software
Appfire Technologies, LLC(6)(11)(16)(18)(19)	First lien senior secured delayed draw term loan	S + 5.50%	6/14/2024	998	991	991	0.1%
Appfire Technologies, LLC(6)(11)(16)(19)	First lien senior secured revolving loan	S + 5.50%	3/9/2027	47	36	41	—%
Appfire Technologies, LLC(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S + 5.50%	6/14/2024	—	(61)	—	—%
Barracuda Networks, Inc.(6)(11)(19)	First lien senior secured loan	S + 4.50%	8/15/2029	45,000	43,707	43,313	3.5%
Barracuda Networks, Inc.(6)(11)(19)	Second lien senior secured loan	S + 7.00%	8/15/2030	55,875	54,248	53,361	4.4%
Computer Services, Inc. (dba CSI)(6)(11)(19)	First lien senior secured loan	S + 6.75%	11/15/2029	125,000	122,537	122,500	9.9%
ConnectWise, LLC(5)(6)(7)(19)	First lien senior secured loan	L + 3.50%	9/29/2028	3,120	3,011	2,957	0.2%
Delta TopCo, Inc. (dba Infoblox, Inc.)(6)(11)(19)	Second lien senior secured loan	S + 7.25%	12/1/2028	24,464	21,410	22,751	1.9%
Help/Systems Holdings, Inc.(6)(11)(19)	Second lien senior secured loan	S + 6.75%	11/19/2027	20,000	19,802	18,000	1.5%
Ping Identity Holding Corp.(6)(10)(19)	First lien senior secured loan	S + 7.00%	10/17/2029	90,909	89,575	89,545	7.3%
Ping Identity Holding Corp.(6)(16)(17)(19)	First lien senior secured revolving loan	S + 7.00%	10/17/2028	—	(132)	(136)	—%
Rubrik, Inc.(6)(11)(19)	First lien senior secured loan	S + 6.50%	6/10/2027	28,269	27,755	27,987	2.3%
Rubrik, Inc.(6)(11)(16)(19)	First lien senior secured delayed draw term loan	S + 7.00%	6/10/2027	1,374	1,374	1,342	0.1%
SailPoint Technologies Holdings, Inc.(6)(10)(19)	First lien senior secured loan	S + 6.25%	8/16/2029	136,920	134,139	134,182	10.9%
SailPoint Technologies Holdings, Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	S + 6.25%	8/16/2028	—	(245)	(261)	—%
Securonix, Inc.(6)(11)(19)	First lien senior secured loan	S + 6.50%	4/5/2028	19,774	19,596	19,576	1.6%
Securonix, Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	S + 6.50%	4/5/2028	—	(31)	(36)	—%
Sophos Holdings, LLC(6)(8)(19)(22)	First lien senior secured loan	L + 3.50%	3/5/2027	14,923	14,350	14,438	1.2%
Talon MidCo 2 Limited (dba Tufin)(6)(12)(19)(22)	First lien senior secured loan	S + 7.69%	8/25/2028	27,641	27,118	27,157	2.2%

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Talon MidCo 2 Limited (dba Tufin)(6)(16)(17)(18)(19)(22)	First lien senior secured delayed draw term loan	S + 7.69%	8/26/2024	—	—	(2)	—%
Talon MidCo 2 Limited (dba Tufin)(6)(16)(17)(19)(22)	First lien senior secured revolving loan	S + 7.00%	8/25/2028	—	(26)	(24)	—%
				594,314	579,154	577,682	47.1%
Total non-controlled/non-affiliated portfolio company debt investments				$2,112,265	$2,062,714	$2,055,924	167.9%

Equity Investments
Application Software
6Sense Insights, Inc.(19)(20)(23)	Series E-1 Preferred Stock	N/A	N/A	316	10,001	9,344	0.8%
Project Alpine Co-Invest Fund, LP(19)(20)(22)(23)	LP Interest	N/A	N/A	9,695,168	9,695	9,690	0.8%
Zoro TopCo, Inc.(19)(20)(23)	Class A Common Units	N/A	N/A	1,051,383	10,514	10,514	0.9%
Zoro TopCo, L.P.(15)(19)(20)	Series A Preferred Stock	12.5%	N/A	12,617	12,175	12,175	1.0%
					42,385	41,723	3.5%
Capital Markets
Acorns Grow Incorporated(15)(20)(22)	Series F Preferred Stock	5.00% PIK	N/A	572,135	10,455	10,359	0.8%
					10,455	10,359	0.8%
Diversified Financial Services
Amergin Asset Management, LLC(19)(20)(22)(23)	Class A Units	N/A	N/A	50,000,000	—	—	—%
Juniper Square, Inc.(19)(20)(23)	Warrants	N/A	N/A	40,984	238	238	—%
					238	238	—%
Health Care Technology
BEHP Co-Investor II, L.P.(19)(20)(22)(23)	LP Interest	N/A	N/A	1,270	1,266	1,270	0.1%
Orange Blossom Parent, Inc.(19)(20)(23)	Common Stock	N/A	N/A	16,667	1,667	1,667	0.1%
Minerva Holdco, Inc.(15)(19)(20)	Series A Preferred Stock	10.75% PIK	N/A	50,000	52,526	48,102	3.9%
WP Irving Co-Invest, L.P.(19)(20)(22)(23)	Partnership Units	N/A	N/A	1,250,000	1,250	1,250	0.1%
					56,709	52,289	4.2%
Insurance
Accelerate Topco Holdings, LLC(19)(20)(23)	Common Units	N/A	N/A	12,320	340	340	—%
Coherent Group Limited(20)(22)(23)	Series B Preferred Shares	N/A	N/A	153,095	16,002	15,436	1.3%
					16,342	15,776	1.3%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(19)(20)	Perpetual Preferred Stock	11.75% PIK	N/A	62,500	61,015	61,719	5.0%
					61,015	61,719	5.0%
Systems Software
Axonius, Inc.(20)(23)	Series E Preferred Stock	N/A	N/A	1,733,274	10,032	10,000	0.8%
Elliott Alto Co-Investor Aggregator L.P.(19)(20)(22)(23)	LP Interest	N/A	N/A	13,060	13,098	13,060	1.1%
Halo Parent Newco, LLC(15)(20)	Class H PIK Preferred Equity	11.00% PIK	N/A	43,621	42,864	39,901	3.3%
Picard Holdco, LLC(15)(19)(20)	Series A Preferred Stock	12.50% PIK	N/A	102,985	104,033	103,858	8.5%
Project Hotel California Co-Invest Fund, L.P.(19)(20)(22)(23)	LP Interest	N/A	N/A	8,060,655	8,061	8,054	0.7%

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(24)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Securiti, Inc.(19)(20)(23)	Series C Preferred Shares	N/A	N/A	2,526	20,000	20,000	1.6%
					198,088	194,873	16.0%
Total non-controlled/non-affiliated portfolio company equity investments					$385,232	$376,977	30.8%
Total non-controlled/non-affiliated portfolio company investments					$2,447,946	$2,432,901	198.7%

Non-controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services
AAM Series 2.1 Aviation Feeder, LLC(16)(19)(20)(21)(22)(23)	LLC Interest	N/A	N/A	349	349	348	—%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(16)(19)(20)(21)(22)(23)	LLC Interest	N/A	N/A	—	—	—	—%
					349	348	—%
Insurance
Fifth Season Investments LLC(19)(20)(21)(23)	Class A Units	N/A	N/A	8	25,110	25,110	2.1%
					25,110	25,110	2.1%
Pharmaceuticals
LSI Financing 1 DAC(19)(20)(21)(22)(23)	Preferred equity	N/A	N/A	6,174,611	6,224	6,175	0.5%
					6,224	6,175	0.5%
Total non-controlled/affiliated portfolio company equity investments					$31,683	$31,633	2.6%
Total non-controlled/affiliated portfolio company investments					$31,683	$31,633	2.6%
Total Investments					$2,479,629	$2,464,534	201.3%
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)The amortized cost represents the original cost adjusted for the amortization and accretion of premiums and discounts, as applicable, on debt investments using the effective interest method.
(3)As of December 31, 2022, the net estimated unrealized loss for U.S. federal income tax purposes was $3.5 million based on a tax cost basis of $2.5 billion. As of December 31, 2022, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $10.1 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $6.6 million.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Level 2 investment.
(6)Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one-, three-, six- ot twelve- month LIBOR), Secured Overnight Financing Rate ("SOFR" or "S," which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include three- or six-month EURIBOR), SONIA ("SONIA” or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(7)The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2022 was 4.39%.
(8)The interest rate on these loans is subject to 3 month LIBOR, which as of December 31, 2022 was 4.77%.
(9)The interest rate on these loans is subject to 6 month LIBOR, which as of December 31, 2022 was 5.14%.
(10)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2022 was 4.36%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2022 was 4.59%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2022 was 4.78%.
(13)The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2022 was 2.13%.
(14)The interest rate on this loan is subject to SONIA, which as of December 31, 2022 was 3.43%.
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

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)
(20)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2022, the aggregate fair value of these securities is $408.6 million or 33.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January 20, 2022
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 01, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 01, 2022
Accelerate Topco Holdings, LLC	Common Units	September 01, 2022
Acorns Grow Incorporated	Series F Preferred Stock	March 08, 2022
Amergin Asset Management, LLC	Class A Units	July 01, 2022
Axonius, Inc.	Series E Preferred Stock	March 11, 2022
BEHP Co-Investor II, L.P.	LP Interest	May 06, 2022
Coherent Group Limited	Series B Preferred Shares	April 21, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Fifth Season Investments LLC	Class A Units	October 17, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	February 22, 2022
Juniper Square, Inc.	Warrants	December 29, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 23, 2022
LSI Financing 1 DAC	Preferred equity	December 14, 2022
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
Orange Blossom Parent, Inc.	Common Stock	July 29, 2022
Picard Holdco, LLC	Series A Preferred Stock	September 29, 2022
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Securiti, Inc.	Series C Preferred Shares	July 29, 2022
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
Zoro TopCo, Inc.	Class A Common Units	November 22, 2022
Zoro TopCo, L.P.	Series A Preferred Stock	November 22, 2022
(21)Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be an "Affiliated Person" of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement. Transactions during the year ended December 31, 2022 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2021	Gross Additions(a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Fair Value at December 31, 2022	Interest Income	Dividend Income	Other Income
Non-Controlled Affiliates
AAM Series 2.1 Aviation Feeder, LLC(c)	$—	$349	$—	$(1)	$348	$—	$—	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	—	—	—	—	—	—	—	—
Fifth Season Investments LLC	—	25,110	—	—	25,110	—	66	—
LSI Financing 1 DAC	—	6,224	—	(49)	6,175	—	—	—
Total Non-Controlled Affiliates	$—	$31,683	$—	$(50)	$31,633	$—	$66	$—
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

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)
(c)In connection with its investment in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) the Company made a minority investment in Amergin Asset Management, LLC which has entered into a Servicing Agreement with Amergin AssetCo.
(22)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2022, non-qualifying assets represented 14.0% of total assets as calculated in accordance with the regulatory requirements.
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

Owl Rock Technology Finance Corp. II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)

	For the Year Ended December 31,
	2022	2021(1)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$35,625	$(983)
Net change in unrealized gain (loss)	(13,577)	—
Net realized gain (loss)	225	—
Net Increase (Decrease) in Net Assets Resulting from Operations	22,273	(983)
Distributions
Distributions declared from earnings	(17,161)	—
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(17,161)	—
Capital Share Transactions
Issuance of common shares	1,174,971	45,001
Reinvestment of distributions	477	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	1,175,448	45,001
Total Increase (Decrease) in Net Assets	1,180,560	44,018
Net Assets, at beginning of period	44,018	—
Net Assets, at end of period	$1,224,578	$44,018
(1)The Company was initially capitalized on November 30, 2021 and commenced operations on December 1, 2021 with the initial closing of its Private Offering.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp. II
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2022	2021(1)
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$22,273	$(983)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(2,526,580)	—
Proceeds from investments and investment repayments, net	65,996	—
Net amortization/accretion of premium/discount on investments	(3,253)	—
Net change in unrealized (gain) loss on investments	13,404	—
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	173	—
Net realized (gain) loss on investments	(128)	—
Paid-in-kind interest and dividends	(15,664)	—
Amortization of debt issuance costs	2,826	—
Amortization of offering costs	353	7
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(19,616)	—
(Increase) decrease in dividend income receivable	(173)	—
(Increase) decrease in prepaid expenses and other assets	(499)	(130)
Increase (decrease) in management fee payable	8,592	394
Increase (decrease) in incentive fee payable	2,622	—
Increase (decrease) in payables to affiliates	1,832	198
Increase (decrease) in payable for investments purchased	27,731	—
Increase (decrease) in accrued expenses and other liabilities	5,212	343
Net cash used in operating activities	(2,414,899)	(171)
Cash Flows from Financing Activities
Borrowings on debt	2,413,015	—
Payments on debt	(1,165,104)	—
Debt issuance costs	(20,416)	—
Proceeds from issuance of common shares (net of change in subscriptions receivable)	1,174,091	45,001
Offering costs paid	(295)	—
Distributions paid	(3,157)	—
Net cash provided by financing activities	2,398,134	45,001
Net increase (decrease) in cash	(16,765)	44,830
Cash, beginning of period	44,830	—
Cash, end of period	$28,065	$44,830
Supplemental and Non-Cash Information
Interest paid during the period	$22,232	$—
Distributions declared during the period	$17,161	$—
Reinvestment of distributions during the period	$477	$—
Distributions Payable	$13,527	$—
(1)The Company was initially capitalized on November 30, 2021 and commenced operations on December 1, 2021 with the initial closing of its Private Offering.
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
On December 10, 2021, the Company formed a wholly-owned subsidiary, OR Tech Lending II LLC, a Delaware limited liability company, which is intended to hold a California finance lenders license. OR Tech Lending II LLC is intended to originate loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business. Owl Rock Technology Advisors II LLC (the “Adviser”) serves as the Company’s investment adviser, an indirect affiliate of Blue Owl Capital, Inc. ("Blue Owl") (NYSE: OWL) and part of Owl Rock, a division of Blue Owl focused on direct lending. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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
Investments at Fair Value
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. Rule 2a-5 under the 1940 Act was recently adopted by the SEC and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
Investments for which market quotations are readily available are typically valued at the average bid price of those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of the Company’s investments, are valued at fair value as determined in good faith by the Adviser, as the valuation designee, based on, among other things, the input of the independent third-party valuation firm(s) engaged at the direction of the Adviser.
As part of the valuation process, the Adviser, as the valuation designee, takes into account relevant factors in determining the fair value of the Company’s investments, including: the estimated enterprise value of a portfolio company (i.e., the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments based on its earnings and cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, and overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase or sale transaction, public offering or subsequent equity sale occurs, the Adviser, as the valuation designee, considers whether the pricing indicated by the external event corroborates its valuation.
The Adviser, as the valuation designee, undertakes a multi-step valuation process, which includes, among other procedures, the following:
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
•Preliminary valuation conclusions are documented and discussed with the Adviser’s valuation committee;
•The Adviser, as the valuation designee, reviews the recommended valuations and determines the fair value of each investment;
•Each quarter, the Adviser, as the valuation designee, will provide the Audit Committee a summary or description of material fair value matters that occurred in the prior quarter and on an annual basis, the Adviser, as the valuation designee, will provide the Audit Committee with a written assessment of the adequacy and effectiveness of its fair value process; and
•The Audit Committee oversees the valuation designee and will report to the Board on any valuation matters requiring the Board’s attention.

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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfer occurs. In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Adviser, as the valuation designee, evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (such as broker quotes), the Adviser, as the valuation designee, subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, the Adviser, as the valuation designee, or the independent valuation firm(s), reviews pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.
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
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2022, no investments are on non-accrual status.
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

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with its taxable year ending December 31, 2021 and intends to continue to qualify as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2022. The 2021 tax year remains subject to examination by U.S. federal, state and local tax authorities.
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
For the years ended December 31, 2022 and 2021 the Company incurred expenses of approximately $2.3 million and $0.2 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
As of December 31, 2022 and December 31, 2021, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $2.0 million and $0.2 million, respectively.
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
For the years ended December 31, 2022 and 2021, management fees were $22.3 million and $394 thousand, respectively.
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
For the year ended December 31, 2022, performance based incentive fees based on net investment income were $3.9 million. The Company did not incur performance based incentive fees based on net investment income for the year ended December 31, 2021.
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
For the years ended December 31, 2022 and 2021, the Company did not incur performance based incentive fees based on capital gains.
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
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on an order for exemptive relief (the “Order”) that has been granted to an affiliate of the Adviser to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching by the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Company has received an amendment to its Order to permit it to participate in follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
The Adviser is affiliated with Owl Rock Capital Advisors LLC ("ORCA"), Owl Rock Technology Advisors LLC (“ORTA”), Owl Rock Capital Private Fund Advisors LLC (“ORCPFA”), and Owl Rock Diversified Advisors LLC (“ORDA” together with ORTA, ORCPFA, ORCA, and the Advisor, the "Owl Rock Advisers"), which are also investment advisers. The Owl Rock Advisers are indirect affiliates of Blue Owl and comprise "Owl Rock," a division of Blue Owl focused on direct lending. The Owl Rock Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company's.
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

The Company has made investments in non-controlled, affiliated companies, including Amergin AssetCo, Fifth Season, and LSI Financing 1 DAC.
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
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $5.2 million equity commitment to Fifth Season. We increased our commitment to Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022 and November 29, 2022 by $20.6 million, $0.5 million, $2.1 million and $2.0 million, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. The Company does not consolidate its interest in Fifth Season.
LSI Financing 1 DAC, a portfolio company formed to acquire a contractual right to revenue pursuant to an earnout agreement in the life sciences space. On December 14, 2022, we made a $6.2 million commitment to LSI Financing. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC.
We do not consolidate our equity interest in LSI Financing.
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
Investments at fair value and amortized cost consisted of the following as of December 31, 2022:

	December 31, 2022
($ in thousands)	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$1,812,475	$1,812,277
Second-lien senior secured debt investments	186,424	184,788
Unsecured debt investments	63,815	58,859
Preferred equity investments(2)	345,327	337,069
Common equity investments(3)	71,588	71,541
Total Investments	$2,479,629	$2,464,534
(1)38% of which we consider unitranche loans as of December 31, 2022.
(2)Includes equity investment in LSI Financing 1 DAC.
(3)Includes equity investment in Amergin AssetCo and Fifth Season

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
The Company uses GICS for classifying the industry groupings of its portfolio companies. The industry composition of investments based on fair value as of December 31, 2022 was as follows:

December 31, 2022
Aerospace & Defense	2.7%
Application Software	19.0
Beverages	0.4
Capital Markets	0.4
Commercial Services & Supplies	0.8
Construction & Engineering	0.3
Consumer Finance	0.6
Diversified Consumer Services	0.4
Diversified Financial Services(1)	6.8
Diversified Support Services	1.0
Electrical Equipment	5.1
Food & Staples Retailing	5.8
Health Care Technology	8.3
Health Care Providers & Services	4.9
Insurance(2)	3.6
IT Services	5.6
Pharmaceuticals(3)	0.9
Professional Services	0.9
Specialty Retail	1.2
Systems Software	31.3%
Total	100.0%
_______________
(1)Includes equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing.
The geographic composition of investments based on fair value as of December 31, 2022 was as follows:

December 31, 2022
United States:
Midwest	6.0%
Northeast	25.8
South	32.3
West	28.9
International	7.0%
Total	100.0%

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Note 5. Fair Value of Investments
Investments
The following table presents the fair value hierarchy of investments as of December 31, 2022:

	Fair Value Hierarchy as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$53,819	$1,758,458	$1,812,277
Second-lien senior secured debt investments	—	—	184,788	184,788
Unsecured debt investments	—	13,735	45,124	58,859
Preferred equity investments(1)	—	—	337,069	337,069
Common equity investments(2)	—	—	71,541	71,541
Total Investments at fair value	$—	$67,554	$2,396,980	$2,464,534
(1)Includes equity investment in LSI Financing 1 DAC.
(2)Includes equity investment in Amergin and Fifth Season.
The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2022:

	As of and for the Year Ended December 31, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$—	$—	$—	$—	—	$—
Purchases of investments, net	1,804,124	200,172	43,918	333,509	74,684	2,456,407
Payment-in-kind	1,741	—	2,363	11,559	—	15,663
Proceeds from investments, net	(48,756)	(13,977)	—	—	(3,200)	(65,933)
Net change in unrealized gain (loss)	(299)	(1,636)	(1,199)	(8,257)	(47)	(11,438)
Net realized gains (losses)	24	—	—	—	104	128
Net amortization/accretion of premium/discount on investments	1,624	229	42	258	—	2,153
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$1,758,458	$184,788	$45,124	$337,069	71,541	$2,396,980
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the year ended December 31, 2022, there were no transfers between levels.
The following table presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the year ended December 31, 2022:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2022 on Investments Held at December 31, 2022
First-lien senior secured debt investments	$(299)
Second-lien senior secured debt investments	(1,636)
Unsecured debt investments	(1,199)
Preferred equity investments	(8,257)
Common equity investments	(47)
Total Investments	$(11,438)

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2022. The weighted average range of unobservable inputs is based on fair value of investments. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$544,947	Recent Transaction	Transaction Price	97.2% - 98.5% (98.0%)	Increase
	1,213,511	Yield Analysis	Market Yield	8.2% - 19.3% (11.5%)	Decrease
Second-lien senior secured debt investments	$73,470	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
	111,318	Yield Analysis	Market Yield	12.6% - 19.2% (15.6%)	Decrease
Unsecured debt investments	$45,124	Yield Analysis	Market Yield	10.8% - 10.8% (10.8%)	Decrease
Preferred equity investments	$18,350	Recent Transaction	Transaction Price	96.5% - 100.0% (97.7%)	Increase
	253,581	Yield Analysis	Market Yield	11.9% - 20.6% (16.7%)	Decrease
	65,138	Market Approach	Revenue Multiple	8.5x - 38.5x (26.8x)	Increase
Common equity investments	$36,211	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	17,586	Market Approach	EBITDA Multiple	11.4x - 31.6x (14.4x)	Increase
	17,744	Market Approach	Revenue Multiple	11.0x - 16.6x (14.1x)	Increase
The Adviser, as valuation designee, typically determines the fair value of its performing Level 3 debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to the expected life, portfolio company performance since close, and other terms and risks associated with an investment. Among other factors, a determinant of risk is the amount of leverage used by the portfolio company relative to its total enterprise value, and the rights and remedies of the Company’s investment within the portfolio company’s capital structure.
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

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The following table presents the carrying and fair values of the Company’s debt obligations as of December 31, 2022:

	December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value
Subscription Credit Facility	$767,139	$767,139
Revolving Credit Facility	120,667	120,667
SPV Asset Facility I	293,878	293,878
SPV Asset Facility II	47,119	47,119
Total Debt	$1,228,803	$1,228,803
(1)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, and SPV Asset Facility II are presented net of unamortized debt issuance costs of $2.9 million, $5.7 million, $6.1 million, and $2.9 million respectively.
The following table presents fair value measurements of the Company’s debt obligations as of December 31, 2022:

($ in thousands)	December 31, 2022
Level 1	$—
Level 2	—
Level 3	1,228,803
Total Debt	$1,228,803
Financial Instruments Not Carried at Fair Value
As of December 31, 2022, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2022, the Company’s asset coverage was 195.8%.
Debt obligations consisted of the following as of December 31, 2022:

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$800,000	$770,015	$29,985	$767,139
Revolving Credit Facility	625,000	126,377	498,623	120,667
SPV Asset Facility I	600,000	300,000	54,288	293,878
SPV Asset Facility II	300,000	50,000	5,637	47,119
Total Debt	$2,325,000	$1,246,392	$588,533	$1,228,803
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, and SPV Asset Facility II are presented net of unamortized debt issuance costs of $2.9 million, $5.7 million, $6.1 million, and $2.9 million respectively.

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
For the year ended December 31, 2022, the components of interest expense were as follows:

For the Year Ended December 31,
($ in thousands)	2022
Interest expense	$26,622
Amortization of debt issuance costs	2,826
Total Interest Expense	$29,448
Average interest rate	5.4%
Average daily borrowings	$485,816

Credit Facilities
Subscription Credit Facility
On February 18, 2022 the Company entered into a revolving credit facility (the “Subscription Credit Facility”) with Wells Fargo Bank, National Association as administrative agent and as the lender.
The maximum principal amount of the Subscription Credit Facility is $800 million (increased from $700 million to $800 million on December 16, 2022), subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting the Company to increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1.5 billion, if the existing or new lenders agree to commit to such increase.
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
The Revolving Credit Facility is guaranteed by each of OR Tech Lending II LLC, a subsidiary of the Company, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company (each a "Guarantor" and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
The maximum principal amount of the Revolving Credit Facility is $625 million (increased from $600 million to $625 million on November 16, 2022), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans, with the aggregate principal amount of outstanding swingline loans of any swingline lender being limited to up to $50 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
SPV Asset Facility I
On July 15, 2022 (the “SPV Asset Facility I Closing Date”), Athena Funding I LLC (“Athena Funding I”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility I”), with Athena Funding I, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto (the “SPV Asset Facility I Lenders”).
From time to time, the Company expects to sell and contribute certain investments to Athena Funding I pursuant to a Sale and Contribution Agreement by and between the Company and Athena Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Athena Funding I, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Athena Funding I through its ownership of Athena Funding I. The initial maximum principal amount which may be borrowed under the Credit Facility is $600 million which, subject to the satisfaction of certain conditions, may be increased to up to $1 billion. The availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding I’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
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
Amounts drawn bear interest at a reference rate (initially SOFR) plus a spread of 2.75%, and term loans are subject to a minimum utilization amount, after one year, subject to certain terms and conditions. The undrawn amount of the of the term commitment not subject to such spread payment is subject to an undrawn fee of 0.25% per annum for the first twelve months and 0.35% thereafter. The undrawn amount of the revolving commitment not subject to such spread payment is subject to an undrawn fee of 0.25% per annum for the first six months, 0.50% for months seven through twelve, and 0.50% thereafter if the drawn amount is greater than or equal to 75% of the revolving commitment, otherwise 0.75%. Certain additional fees are payable to Société Générale as administrative agent.
SPV Asset Facility I contains customary covenants, including certain maintenance covenants, and events of default. Athena Funding I is required to obtain a minimum post-closing rating of SPV Asset Facility I within six months of the SPV Asset Facility I Closing Date, subject to certain terms and conditions. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of Athena Funding I and on any payments received by Athena Funding I in respect of those assets. Assets pledged to the SPV Asset Facility I Lenders will not be available to pay the debts of the Company.
Borrowings of Athena Funding I are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
SPV Asset Facility II
On November 8, 2022 (the “SPV Asset Facility II Closing Date”), Athena Funding II LLC (“Athena Funding II”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Loan and Management Agreement (the “SPV Asset Facility II”), with Athena Funding II LLC, as borrower, the Company, as collateral manager and transferor, MUFG Bank, Ltd. (“MUFG”), as administrative agent, State Street Bank and Trust Company, as collateral agent and collateral administrator, Alter Domus (US) LLC as custodian, the lenders from time to time parties thereto (the “SPV Asset Facility II Lender”) and the group agents from time to time parties thereto.

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued

From time to time, the Company expects to sell and contribute certain investments to Athena Funding II pursuant to a Purchase and Sale Agreement by and between the Company and Athena Funding II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by Athena Funding II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Athena Funding II through its ownership of Athena Funding II. The maximum principal amount of the SPV Asset Facility II is $300 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding II’s assets from time to time, an advance rate and concentration limitations, and satisfaction of certain conditions, including collateral quality tests.

The SPV Asset Facility II provides for the ability to draw and redraw revolving loans under the SPV Asset Facility II for a period of up to two years after the SPV Asset Facility II Closing Date (the “SPV Asset Facility II Reinvestment Period”) unless the SPV Asset Facility II Reinvestment Period is terminated sooner as provided in the Secured Credit Facility. Unless otherwise terminated, the SPV Asset Facility II will mature three years after the last day of the SPV Asset Facility II Reinvestment Period (the “SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by Athena Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, Athena Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding II.
Amounts drawn bear interest at a cost of funds rate as determined by MUFG periodically (or Term SOFR under certain circumstances) plus an applicable margin of 2.85% during the SPV Asset Facility II Reinvestment Period and 3.25% after the end of the SPV Asset Facility II Reinvestment Period. During the SPV Asset Facility II Reinvestment Period, there is an unused fee of 0.50% on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain maintenance covenants and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of Athena Funding II and on any payments received by Athena Funding II in respect of those assets. Assets pledged to the SPV Asset Facility II Lender will not be available to pay the debts of the Company.

Borrowings of Athena Funding II are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
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
Note 7. Commitments and Contingencies
Portfolio Company Commitments

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
From time to time, the Company may enter into commitments to fund investments. As of December 31, 2022, the Company had the following outstanding commitments to fund investments in current portfolio companies:

Portfolio Company	Investment	December 31, 2022
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$10,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	9,652
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	1,515
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273
Anaplan, Inc.	First lien senior secured revolving loan	9,421
Appfire Technologies, LLC	First lien senior secured revolving loan	770
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	8,183
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	747
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	436
Avalara, Inc.	First lien senior secured revolving loan	10,455
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	5,322
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	6,716
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	3,789
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	3,789
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	19,934
Grayshift, LLC	First lien senior secured revolving loan	5,806
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,010
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	652
Juniper Square, Inc.	First lien senior secured revolving loan	2,250
Kaseya Inc.	First lien senior secured delayed draw term loan	4,725
Kaseya Inc.	First lien senior secured revolving loan	4,725
ManTech International Corporation	First lien senior secured delayed draw term loan	16,000
ManTech International Corporation	First lien senior secured revolving loan	8,600
Natural Partners, LLC	First lien senior secured revolving loan	681
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954
Ping Identity Holding Corp.	First lien senior secured revolving loan	9,091
Rubrik, Inc.	First lien senior secured delayed draw term loan	1,857
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	13,075
Securonix, Inc.	First lien senior secured revolving loan	3,559
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	2,572
Smarsh Inc.	First lien senior secured delayed draw term loan	3,238
Smarsh Inc.	First lien senior secured revolving loan	1,619
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	118
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071
The NPD Group, L.P.	First lien senior secured revolving loan	7,973
Zendesk, Inc.	First lien senior secured delayed draw term loan	22,915
Zendesk, Inc.	First lien senior secured revolving loan	9,435
Total Unfunded Portfolio Company Commitments		$224,510
The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Investor Commitments
As of December 31, 2022, the Company had approximately $3.5 billion in total Capital Commitments from investors (approximately $2.3 billion undrawn), of which $50.5 million is from entities affiliated with or related to the Adviser (approximately $16.9 million undrawn). As of December 31, 2021, the Company had approximately $802.7 million in total Capital Commitments from investors (approximately $757.7 million undrawn), of which $50.0 million is from entities affiliated with or related to the Adviser (approximately $45.2 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2022, management was not aware of any pending or threatened litigation.
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
During the year ended December 31, 2022, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
January 28, 2022	February 11, 2022	8,710,668	$125,000
March 16, 2022	March 29, 2022	10,408,213	150,000
June 14, 2022	June 28, 2022	21,201,413	300,000
September 12, 2022	September 23, 2022	27,642,541	399,987
December 7, 2022	December 20, 2022	13,660,179	199,984
Total		81,623,015	$1,174,971
During the year ended December 31, 2021, the Company delivered the following capital call notices to investors:

Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
December 1, 2021	December 1, 2021	100	2
December 16, 2021	December 30, 2021	3,000,000	45,000
Total		3,000,100	45,002
Distributions
The following table reflects the distributions declared on shares of our common stock during the year ended December 31, 2022:

	December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.05
November 1, 2022	December 30, 2022	January 31, 2023	$0.16
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2022:

	December 31, 2022
Date Declared	Record Date	Payment Date	Shares
August 2, 2022	September 30, 2022	November 15, 2022	33,272
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the year ended December 31, 2022:

	For the Year Ended December 31,
($ in thousands, except per share amounts)	2022	2021(1)
Increase (decrease) in net assets resulting from operations	$22,273	$(983)
Weighted average shares of common stock outstanding—basic and diluted	37,548,440	187,600
Earnings (loss) per common share-basic and diluted	$0.59	$(5.24)
(1)The Company was initially capitalized on November 30, 2021 and commenced operations on December 1, 2021 with the initial closing of its Private Offering.
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
For the year ended December 31, 2022, U.S federal excise taxes were $61 thousand.
The following reconciles the increase (decrease) in net assets resulting from operations for the year ended December 31, 2022:

	For the Years Ended December 31,
($ in thousands)	2022(1)	2021(2)
Increase (decrease) in net assets resulting from operations	$22,273	$(983)
Adjustments:
Net unrealized (gain) loss	13,577	—
Deferred organization costs	322	344
Excise tax	61	—
Other book-tax differences	(17,241)	41
Net operating losses	—	598
Taxable Income	$18,992	$—
(1)Tax information for the fiscal year ended December 31, 2022 is estimated and is not considered final until the Company files its tax return.

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
(2)The Company was initially capitalized on November 30, 2021 and commenced operations on December 1, 2021 with the initial closing of its Private Offering.
For the year ended December 31, 2022
Total distributions declared during the year ended December 31, 2022 of $17.2 million were derived from ordinary income, as determined on a tax basis. For the calendar year ended December 31, 2022, the Company had $1.8 million of undistributed ordinary income, no undistributed capital gains, as well as $3.6 million net unrealized gains on investments and assets and liabilities in foreign currencies, and $(321) thousand of other temporary differences. For the year ended December 31, 2022, 86.5% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
For the period ended December 31, 2022, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences of $383 thousand were principally related to nondeductible offering costs and federal excise taxes.
For the year ended December 31, 2021
For the period ended December 31, 2021, the Company had $(344) thousand of other temporary differences.
For the period ended December 31, 2021, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences of $639 thousand were principally related to nondeductible net operating losses.
Note 11. Financial Highlights
The following are the financial highlights for a common share outstanding during the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
($ in thousands, except share and per share amounts)	2022	2021(1)
Per share data:
Net asset value, beginning of period	$14.67	$—
Net investment income (loss)(2)	0.95	(0.33)
Net realized and unrealized gain (loss)(2)	(0.36)	—
Total from operations	0.59	(0.33)
Issuance of common stock(3)	(0.58)	15.00
Distributions declared from net investment income	(0.21)	—
Total increase (decrease) in net assets	(0.20)	14.67
Net asset value, end of period	$14.47	$14.67
Shares outstanding, end of period	84,656,386	3,000,100
Total Return(4)	0.0%	(2.2)%
Ratios / Supplemental Data
Ratio of total expenses to average net assets	9.6%	4.5%
Ratio of net investment income to average net assets	5.5%	(4.5)%
Net assets, end of period	$1,224,578	$44,018
Weighted-average shares outstanding	37,548,440	187,600
Total capital commitments, end of period	$3,494,589	$802,705
Ratio of total contributed capital to total committed capital, end of period	34.9%	5.6%
Portfolio turnover rate	5.9%	—%
Year of formation	2021	2021
(1)The Company was initially capitalized on November 30, 2021 and commenced operations on December 1, 2021 with the initial closing of its Private Offering.
(2)The per share data was derived using the weighted average shares outstanding during the period.
(3)The amount shown at this caption is the balancing amount derived from the other figures in the schedule. The amount shown at this caption for a share outstanding throughout the period may not agree with the issuance of common stock because of the timing of sales of the Company’s shares.
(4)Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share. Total return is not annualized.

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events to disclose except for the following:
Investor Commitments
As of March 3, 2023, the Company had approximately $3.5 billion in total Capital Commitments from investors (approximately $2.3 billion undrawn), of which $53.2 million is from entities affiliated with or related to the Adviser (approximately $19.6 million undrawn).
Subscription Credit Facility Amendment
On January 4, 2023, the Company decreased the aggregate principal amount of outstanding swingline loans under the Revolving Credit Facility from $200 million to $50 million. The initial maximum principal amount of the Revolving Credit Facility remains at $600 million.
SPV Asset Facility I Amendment
On February 22, 2023, Athena Funding I entered into a second amendment to SPV Asset Facility I. The amendment increases (i) the total term loan commitment from $300 million to $350 million and (ii) the total revolving loan commitment from $300 million to $350 million.
Dividend
On February 21, 2023, the Board declared a distribution of 90% of estimated first quarter investment company taxable income, if any, for shareholders of record on March 31, 2023, payable on or before May 15, 2023.

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
(b)Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. This annual report does not include an attestation report of the company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.
(c)Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Board of Directors
Our Board consists of seven members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2025 annual meeting of shareholders; the terms of our Class II directors will expire at the 2023 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2024 annual meeting of shareholders.
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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Eric Kaye, 59	Director	Founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class II Director since 2021; Term expires in 2023	7	ORCC ORCC II ORCC III ORCIC ORTF ORTIC
Victor Woolridge, 66	Director	Managing Director of Barings Real Estate Advisers LLC	Class II Director since 2021; Term expires in 2023	7	ORCC ORCC II ORCC III ORCIC ORTF ORTIC
Christopher M. Temple, 55	Director	President of DelTex Capital LLC	Class III Director since 2021; Term expires in 2024	7	ORCC ORCC II ORCC III ORCIC ORTF ORTIC Plains All American Pipeline Company
Melissa Weiler, 58	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class III Director since 2021; Term expires in 2024	7	ORCC ORCC II ORCC III ORCIC ORTF ORTIC Jefferies Financial Group Inc.
Edward D'Alelio, 70	Chairman of the Board, Director	Retired	Class I Director since 2021; Term expires in 2025	7	ORCC ORCC II ORCC III ORCIC ORTFORTIC Blackstone/GSO Long Short Credit Fund Blackstone/GSO Sen. Flt Rate Fund
Interested Directors(4)

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Craig W. Packer, 56	Chief Executive Officer, President and Director	Co Founder of Owl Rock Capital Partners Co-Founder and Senior Managing Director of Blue Owl Co-Chief Investment Officer of each of the Owl Rock Advisers President and Chief Executive Officer of the Owl Rock BDCs Co Head of Leveraged Finance in the Americas, Goldman Sachs	Class I Director since 2021; Term expires in 2025	7	ORCC ORCC II ORCC III ORCIC ORTF ORTIC Blue Owl Capital Inc. ("Blue Owl")
Alan Kirshenbaum, 51	Executive Vice President and Director	Chief Financial Officer of Blue Owl Chief Operating Officer and Chief Financial Officer of the Owl Rock Advisers Executive Vice President of each of the Owl Rock BDCs	Class I Director since 2021; Term expires in 2025	2	ORTIC Blue Owl
____________________
(1)The address for each director is c/o Owl Rock Technology Finance Corp. II, 399 Park Avenue, 37th Floor, New York, New York 10022.
(2)Directors serve for three-year terms until the next annual meeting of shareholders and until their successors are duly elected and qualified.
(3)The term “Fund Complex” refers to the Owl Rock BDCs. Directors and officers who oversee the funds in the Fund Complex are noted.
(4)"Interested persons" of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the "1940 Act"). Messrs. Packer and Kirshenbaum are "interested persons" because of their affiliation with the Adviser.
Independent Directors
Mr. Kaye is the founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, LLC, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle-market companies. Prior to joining UBS, Mr. Kaye has served as Global Co-Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of ORCC and ORCC II, respectively, since August 2018 he has served on the board of directors of ORTF, since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively, and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and the Company, respectively. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.
We believe Mr. Kaye’s management positions and experiences in the middle-market provide the Board with valuable insight.
Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Mr. Temple has served as an Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York based middle-market private equity firm, since June 2011. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company since November 2016 and has served as a member of Plains GP Holdings, L.P. compensation committee since November 2020 and as a director of Plains All American Pipeline, L.P.'s ("PAA") general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, as part of his role with Tailwind, Mr. Temple has served on private boards including Brawler Industries, and National HME and currently serves on the boards of Loenbro, Inc and HMT, LLC. Since March 2016 and November 2016 he has served on the boards of directors of ORCC and ORCC II, respectively, since August 2018 he has served on the board of directors of ORTF, since February 2020 and September 2020 he has served on the boards of directors of ORCC III and ORCIC, respectively, and since August 2021 and November 2021 he has served on the boards of directors of ORTIC and the Company, respectively. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.
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
Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC ("Barings"), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds and Derivatives at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets - Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) ("Cornerstone") from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC ("Babson") from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board's Committee on Administration and Finance. Mr. Woolridge has also served on the UMass Foundation's investment committee and as trustee for University of Massachusetts Global since 2021. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge previously served on the Board of Trustees of Baystate

Health from 2005 to 2016, which included service as Chairman of the Board and on the Board's compensation, finance, governance and strategy committees. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member. Mr. Woolridge joined the boards of directors of ORCC, ORCC II, ORCC III, ORCIC, ORTIC, and the Company in November 2021.
We believe Mr. Woolridge’s numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.
Interested Directors
Mr. Packer is the President and Chief Executive Officer of the Owl Rock BDCs, the Co-Chief Investment Officer of each of the Owl Rock Advisers, is a member of the Investment Committee of each of the Owl Rock Advisers, and was a Co-Founder of Owl Rock Capital Partners. Mr. Packer is also a Co-Founder and Senior Managing Director of Blue Owl, a member of Blue Owl's Executive Committee and a member of Blue Owl's board of directors. In addition, Mr. Packer has served on the boards of directors of ORCC and ORCC II since March 2016 and November 2016, respectively, on the board of directors of ORTF since August 2018, on the boards of directors of ORCC III and ORCIC since February 2020 and September 2020, respectively, and since June 2021 and November 2021 he has served on the boards of directors of ORTIC and the Company, respectively. Prior to co-founding Owl Rock, Mr. Packer was Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co., where he served on the Firmwide Capital Committee, Investment Banking Division (“IBD”) Operating Committee, IBD Client and Business Standards Committee and the IBD Risk Committee. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs, Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette. Mr. Packer serves as Treasurer and member of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut, and on the Advisory Board for the McIntire School of Commerce, University of Virginia. Mr. Packer earned a B.S. from the University of Virginia and an M.B.A. from Harvard Business School.
We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser provide an important skillset and knowledge base to the Board.
Mr. Kirshenbaum is Executive Vice President of the Owl Rock BDCs, the Chief Financial Officer of Blue Owl and also serves as the Chief Operating Officer and Chief Financial Officer of the Owl Rock Advisers. Mr. Kirshenbaum has served on the board of directors of ORTIC and the Company since June 2021 and October 2021, respectively. Previously, Mr. Kirshenbaum served as Chief Operating Officer and Chief Financial Officer of ORCC and ORTF, and as Chief Operating Officer of ORCC II, ORCC III and ORCIC. In addition, Mr. Kirshenbaum served on the boards of directors of ORCC and ORCC II from 2015-2021, ORTF from 2018-2021, and ORCC III and ORCIC from 2020-2021. Prior to Owl Rock, Mr. Kirshenbaum was Chief Financial Officer of Sixth Street Specialty Lending (fka TPG Specialty Lending, Inc.), a BDC traded on the NYSE (TSLX). Mr. Kirshenbaum was responsible for building and overseeing TSLX’s finance, treasury, accounting and operations functions from August 2011 through October 2015, including during its initial public offering in March 2014. From 2011 to 2013, Mr. Kirshenbaum also was Chief Financial Officer of TPG Special Situations Partners. From 2007 to 2011, Mr. Kirshenbaum was the Chief Financial Officer of Natsource, a private investment firm and, prior to that, Managing Director, Chief Operating Officer and Chief Financial Officer of MainStay Investments. Mr. Kirshenbaum joined Bear Stearns Asset Management (“BSAM”) in 1999 and was BSAM’s Chief Financial Officer from 2003 to 2006. Before joining BSAM, Mr. Kirshenbaum worked in public accounting at KPMG and J.H. Cohn. Mr. Kirshenbaum is actively involved in a variety of non-profit organizations including the Boy Scouts of America and as trustee for the Jewish Federation of Greater MetroWest NJ. Mr. Kirshenbaum also is a member of the Rutgers University Dean’s Cabinet. Mr. Kirshenbaum received a B.S. from Rutgers University and an M.B.A. from New York University Stern School of Business.
We believe Mr. Kirshenbaum’s finance and operations experience, including serving as chief financial officer for a publicly traded business development company and prior experience going through the initial public offering process, as well as a history with us and the Adviser, provide an important skillset and knowledge base to the Board.
Meetings and Attendance
The Board met fifteen times during 2022 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2022.
Board Attendance at the Annual Meeting
Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time.

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
We are subject to a number of risks, including investment, compliance, operational and valuation risks, among others. Risk oversight forms part of the Board’s general oversight of the Company and is addressed as part of various Board and committee activities. Day-to-day risk management functions are subsumed within the responsibilities of the Adviser and other service providers (depending on the nature of the risk), which carry out our investment management and business affairs. The Adviser and other service providers employ a variety of processes, procedures and controls to identify various events or circumstances that give rise to risks, to lessen the probability of their occurrence and to mitigate the effects of such events or circumstances if they do occur. Each of the Adviser and other service providers has their own independent interest in risk management, and their policies and methods of risk management will depend on their functions and business models. The Board recognizes that it is not possible to identify all of the risks that may affect the Company or to develop processes and controls to eliminate or mitigate their occurrence or effects. As part of its regular oversight of the Company, the Board interacts with and reviews reports from, among others, the Adviser, our chief compliance officer, our independent registered public accounting firm and counsel, as appropriate, regarding risks faced by the Company and applicable risk controls. The Board may, at any time and in its discretion, change the manner in which it conducts risk oversight.
Communications with Directors
Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual directors or any group or committee of directors, correspondence should be addressed to the Board or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent to Owl Rock Technology Finance Corp. II, 399 Park Avenue, 37th Floor, New York, New York 10022, Attention: Secretary.
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
As of the date of this Form 10-K, the members of each of the Board’s committees are as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee
Edward D'Alelio	Edward D'Alelio
Christopher M. Temple	Christopher M. Temple
Eric Kaye	Eric Kaye
Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge
Audit Committee Governance, Responsibilities and Meetings
In accordance with its written charter adopted by the Board, the Audit Committee:
(a)assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm;
(b)prepares an Audit Committee report, if required by the SEC, to be included in our annual proxy statement;

(c)oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls;
(d)determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof;
(e)pre-approves all audit and non-audit services provided to us and certain other persons by such independent registered public accounting firm; and
(f)acts as a liaison between our independent registered public accounting firm and the Board.
The Audit Committee had seven formal meetings in 2022.
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
(a)recommends to the Board persons to be nominated by the Board for election at the Company’s meetings of our shareholders, special or annual, if any, or to fill any vacancy on the Board that may arise between shareholder meetings;
(b)makes recommendations with regard to the tenure of the directors;
(c)is responsible for overseeing an annual evaluation of the Board and its committee structure to determine whether the structure is operating effectively; and
(d)recommends to the Board the compensation to be paid to the independent directors of the Board.
The Nominating and Corporate Governance Committee will consider for nomination to the Board candidates submitted by our shareholders or from other sources it deems appropriate.
The Nominating and Corporate Governance Committee had four formal meetings in 2022.
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
In evaluating director nominees, the Nominating and Corporate Governance Committee considers, among others, the following factors:
•whether the individual possesses high standards of character and integrity, relevant experience, a willingness to ask hard questions and the ability to work well with others;
•whether the individual is free of conflicts of interest that would violate applicable law or regulation or interfere with the proper performance of the responsibilities of a director;
•whether the individual is willing and able to devote sufficient time to the affairs of the Company and be diligent in fulfilling the responsibilities of a director and Board Committee member;
•whether the individual has the capacity and desire to represent the balanced, best interests of the shareholder as a whole and not a special interest group or constituency; and

•whether the individual possesses the skills, experiences (such as current business experience or other such current involvement in public service, academia or scientific communities), particular areas of expertise, particular backgrounds, and other characteristics that will help ensure the effectiveness of the Board and Board committees.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2022, all Section 16(a) filing requirements applicable to such persons were timely filed.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct and Ethics can be accessed on our website at www.owlrockbdcs.com.
There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver on our website at www.owlrockbdcs.com as well as file a Form 8-K with the Securities and Exchange Commission.
Information about Executive Officers Who Are Not Directors
The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	50	Chief Compliance Officer	2021
Bryan Cole	38	Chief Accounting Officer	2021
Neena Reddy	45	Vice President and Secretary	2021
Jonathan Lamm	48	Chief Financial Officer and Chief Operating Officer	2021
Matthew Swatt	34	Co-Treasurer and Co-Controller	2021
Shari Withem	40	Co-Treasurer and Co-Controller	2021
Jennifer McMillon	45	Co-Treasurer and Co-Controller	2022
The address for each of our executive officers is c/o Owl Rock Technology Finance Corp. II, 399 Park Avenue, 37th Floor, New York, New York 10022.
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
Mr. Cole is a Managing Director of Blue Owl and serves as the Chief Operating Officer and Chief Financial Officer of the ORCC II, ORCC III, ORCIC and ORTIC, and as the Chief Accounting Officer of ORCC, ORTF and the Company. Prior to joining Owl Rock in January 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non-traded business development company, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services—Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.
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
The members of the Investment Team perform a similar role for ORTIC and ORTF and certain members of the Investment Team also perform a similar role for ORCC, ORCC II, ORCC III and ORCIC, from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Owl Rock Advisers’ investment allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS – Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us” for a discussion of potential conflicts of interests.
The members of the Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. The Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W.

Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. Information regarding the Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Erik Bissonnette	1979
Pravin Vazirani	1973
Jon ten Oever	1972
In addition to managing our investments, as of December 31, 2022, our portfolio managers also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Technology Finance Corp.	Business development company	U.S. middle-market technology lending	$6,663.4
Owl Rock Technology Income Corp.	Business development company	U.S. middle-market technology lending	$2,043.6
In addition to managing our investments, as of December 31, 2022, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, and Alexis Maged also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Owl Rock Capital Corporation	Business development company	U.S. middle-market lending	$13,584.9
Owl Rock Capital Corporation II	Business development company	U.S. middle-market lending	$2,326.5
Owl Rock Capital Corporation III	Business development company	U.S. middle-market lending	$3,552.7
Owl Rock Core Income Corp.	Business development company	U.S. middle-market lending	$11,036.4
As of December 31, 2022, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, and Alexis Maged also managed private funds (the "Owl Rock Private Funds" and together with the Owl Rock BDCs, the "Owl Rock Clients") with a total of approximately $7.1 billion in gross assets.
The management and incentive fees payable by the Owl Rock Clients are based on the gross assets and performance of each Owl Rock Client.
Biographical information regarding the members of the Investment Committee, who are not directors or executive officers of the Company is as follows:
Douglas I. Ostrover
Mr. Ostrover serves as Chief Executive Officer and Co-Chief Investment Officer of each of the owl Rock Advisers, is a member of the Investment Committee of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock BDCs and was a Co-Founder of Owl Rock Capital Partners LP. Mr. Ostrover is also a Co-Founder and Chief Executive Officer of Blue Owl, a member of Blue Owl's Executive Committee and a member of Blue Owl's board of directors. Mr. Ostrover served on the boards of directors of ORCC and ORCC II from 2016-2021, on the board of directors of ORTF from 2018-2021, and on the boards of directors of ORCC III and ORCIC from 2020-2021. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone's alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB's Leverage Finance Group, during which time he was responsible for all of CSFB's origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover was a member of CSFB's Management Council and the Fixed Income Operating Committee. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette ("DLJ"), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ's high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-

profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation and the Mount Sinai Health Systems. Mr. Ostrover is also a board member of the Brunswick School. Mr. Ostrover received a B.A. in Economics from University of Pennsylvania and an M.B.A. from New York Stern School of Business.
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
Alexis Maged
Mr. Maged is a Managing Director of in the Owl Rock division of Blue Owl and also serves as the Head of Credit for each of the Owl Rock Advisers and Vice President of each of the Owl Rock BDCs and is a member of the Investment Committee of each of the Owl Rock Advisers. Prior to joining Owl Rock in 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York-based provider of pet-themed products and technology, from 2014 to 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette. Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received a B.A. from Vassar College and an M.B.A. from New York University Stern School of Business.
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
The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Investment Committee as of March 3, 2023 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this annual report, the term “Fund Complex” is defined to include the Owl Rock BDCs.

Name	Dollar Range of Equity Securities in Owl Rock Technology Finance Corp. II(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Douglas I. Ostrover	over $100,000	over $100,000
Marc S. Lipschultz	over $100,000	over $100,000
Craig W. Packer	None	over $100,000
Alexis Maged	None	over $100,000
Erik Bissonnette	None	over $100,000
Pravin Vazirani	None	over $100,000
Jon ten Oever	None	over $100,000
____________________
(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)The dollar range of equity securities of the Company beneficially owned by members of the Investment Committee, if applicable, is calculated by multiplying the net asset value per share of the Company as of December 31, 2022 times the number of shares beneficially owned.
(3)The dollar range of equity securities in the Fund Complex beneficially owned by members of the Investment Committee, if applicable, is the sum of (1) the closing price per share of Owl Rock Capital Corporation's common stock on March 3, 2023 multiplied by the number of shares of Owl Rock Capital Corporation's common stock beneficially owned by the investment committee member, (2) the current net asset value per share of Owl Rock Capital Corporation II's common stock multiplied by the number of shares of Owl Rock Capital Corporation II's common stock beneficially owned by the investment committee member, (3) the current net asset value per share of Owl Rock Technology Finance Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Finance Corp.'s common stock beneficially owned by the investment committee member, (4) the current net offering price per share of Owl Rock Core Income Corp.'s common stock multiplied by the number of shares of Owl Rock Core Income Corp.'s common stock beneficially owned by the investment committee member, (5) the current net asset value per share of Owl Rock Capital Corporation III's common stock multiplied by the number of shares of Owl Rock Capital Corporation III's common stock beneficially owned by the investment committee member (6) the current net offering price per share of Owl Rock Technology Income Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Income Corp.'s common stock beneficially owned by the Investment Committee Member and (7) the total dollar range of equity securities in the Company beneficially owned by the investment committee member.

Item 11. Executive Compensation.
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement, as applicable. Our day-to-day investment and administrative operations are managed by the Adviser. Most of the services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates.
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
Director Compensation
No compensation is expected to be paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in-person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. As of December 31, 2022, these directors were Edward D’Alelio, Christopher M. Temple, Eric Kaye, Melissa Weiler, and Victor Woolridge. We pay each independent director the following amounts for serving as a director:

		Annual Committee Chair Cash Retainer
Annual Cash Retainer	Board Meeting Fee	Chair of the Board	Audit	Committee Chair	Committee Meeting Fee
$150,000	$2,500	$25,000	$15,000	$5,000	$1,000
We also reimburse each of the directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.
The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2022:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$218,500	$218,500	$1,533,749
Christopher M. Temple	$213,500	$213,500	$1,504,587
Eric Kaye	$196,897	$196,897	$1,417,984
Brian Finn(1)	$29,753	$29,753	$202,067
Melissa Weiler	$196,000	$196,000	$1,382,115
Victor Woolridge	$198,500	$198,500	$1,394,615
____________________
(1)Mr. Finn resigned from the Board on February 23, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 3, 2023 the beneficial ownership as indicated in the Company’s books and records of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.
The percentage ownership is based on 84,656,386 shares of our common stock outstanding as of March 3, 2023. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Number of Shares Owned	Percentage of Class Outstanding
5% Owners
The Regents Of The University Of California(1)	12,031,404	14%
CH-IP Owl Rock Tech II L.L.C.(2)	8,309,635	10%
California State Teachers' Retirement System(3)	6,338,693	7%
Orange County Employees Retirement System(4)	6,102,304	7%
Interested Directors
Craig W. Packer	—	—
Alan Kirshenbaum	—	—
Independent Directors
Edward D'Alelio	—	—
Eric Kaye	—	—
Christopher M. Temple	—	—
Melissa Weiler	—	—
Victor Woolridge(5)	3,735	*
Executive Officers
Karen Hager	—	—
Bryan Cole	—	—
Neena Reddy	—	—
Jonathan Lamm	—	—
Shari Withem	—	—
Matthew Swatt	—	—
Jennifer McMillon	—	—
All officers and directors as a group (14 persons)(6)	3,735	*
*Less than 1%
(1)The address of The Regents Of The University of California is 1111 Broadway, 21st Floor, Oakland, CA 94607.
(2)CH-IP Owl Rock Tech II, L.L.C (“CH-IP Owl Rock Tech”) is a Delaware limited liability company and is the record and direct beneficial owner of the shares of common stock. Oak Lawn Direct Investors GP, L.L.C., a Delaware limited liability company (“Oak Lawn”) is the managing member of CH-IP Owl Rock Tech. CH Investment Partners, L.L.C., a Delaware limited liability company (“CHIP”) is the investment manager of CH-IP Owl Rock Tech. As investment manager, CHIP has been granted exclusive investment discretion and investment management authority with respect to CH-IP Owl Rock Tech and the shares of common stock owned thereby, but CHIP does not have the power to vote (or direct the vote) of such shares. Pursuant to the Limited Liability Company Agreement of CH-IP Owl Rock Tech, the members of CH-IP Owl Rock Tech have pass-through voting rights such that if any vote or consent is required to be cast or given by CH-IP Owl Rock Tech as a shareholder of Owl Rock Technology Finance Corp. II, then CHIP must first obtain direction from the members of CH-IP Owl Rock Tech on how to cast such vote or give such consent on behalf of CH-IP Owl Rock Tech and vote the shares of common stock owned by CH-IP Owl Rock Tech in accordance with directions. Oak Lawn Capital Management, L.P., a Delaware limited partnership (“OLCM”), is the managing member of CHIP. I35 Investors, Inc., a Texas corporation (“I35”), is the manager of Oak Lawn and the sole general partner of OLCM. Michael Silverman and Kyle Rimer are the Co-Presidents of, and may be deemed to beneficially own the securities beneficially owned by, I35 and CHIP. The business address for each of CH-IP Owl Rock Tech, CHIP, OLCM, and I35 is 3953 Maple Avenue, Suite 250, Dallas, Texas 75219.
(3)The address of California State Teachers’ Retirement System is 100 Waterfront Place, West Sacramento, CA 95606-2807.
(4)The address of Orange County Employees Retirement System is 2223 E. Wellington Ave, Santa Ana, CA 92701.
(5)Shares are held by Victor Woolridge 2022 Trust.
(6)The address for each of the directors and officers is c/o Owl Rock Technology Finance Corp. II, 399 Park Avenue, 37th Floor, New York, New York 10022.
Dollar Range of Equity Securities Beneficially Owned by Directors
The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of March 3, 2023 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Owl Rock BDCs.

Name of Director	Dollar Range of Equity Securities in Owl Rock Technology Finance Corp. II(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Craig W. Packer	None	over $100,000
Alan Kirshenbaum	None	over $100,000
Independent Directors
Edward D'Alelio	None	over $100,000
Eric Kaye	None	over $100,000
Christopher M. Temple	None	over $100,000
Melissa Weiler	None	over $100,000
Victor Woolridge	$50,001-$100,000	over $100,000
____________________
(1)Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
(2)The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the net asset value per share of the Company as of December 31, 2022, times the number of shares of the Company's common stock beneficially owned.
(3)The dollar range of equity securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (1) the closing price per share of Owl Rock Capital Corporation's common stock on March 3, 2023 multiplied by the number of shares of Owl Rock Capital Corporation's common stock beneficially owned by the director, (2) the current net asset value per share of Owl Rock Capital Corporation II's common stock multiplied by the number of shares of Owl Rock Capital Corporation II's common stock beneficially owned by the director, (3) the current net asset value per share of Owl Rock Technology Finance Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Finance Corp.'s common stock beneficially owned by the director, (4) the current net offering price per share of Owl Rock Core Income Corp.'s common stock multiplied by the number of shares of Owl Rock Core Income Corp.'s common stock beneficially owned by the director, (5) the current net asset value per share of Owl Rock Capital Corporation III's common stock multiplied by the number of shares of Owl Rock Capital Corporation III's common stock beneficially owned by the director (6) the current net offering price per share of Owl Rock Technology Income Corp.'s common stock multiplied by the number of shares of Owl Rock Technology Income Corp.'s common stock beneficially owned by the director and (7) the total dollar range of equity securities in the Company beneficially owned by the director.
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
Exemptive Relief
We rely on an order for exemptive relief (the “Order”) that has been granted by the SEC to ORCA and its affiliates, to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investment in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Owl Rock Advisers' investment allocation policy incorporates the conditions of the Order. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the other Owl Rock BDCs and/or other funds established by the Owl Rock Advisers that could avail themselves of the exemptive relief and that have an investment objective similar to ours.
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
Material Non-Public Information
Our senior management, members of the Adviser’s investment committee and other investment professionals from the Adviser may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non-public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.
Director Independence
Pursuant to our certificate of incorporation, a majority of the Board will at all times consist of directors who are not “interested persons” of us, of the Adviser, or of any of our or its respective affiliates, as defined in the 1940 Act. We refer to these directors as our “Independent Directors.”
Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Woolridge, Kaye, Temple, and D'Alelio and Ms. Weiler are independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Messrs. Packer, and Kirshenbaum are considered "interested persons" (as defined in the 1940 Act) of the Company since they are employed by the Adviser.
Item 14. Principal Accounting Fees and Services.
KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2023. KPMG LLP acted as the Company's independent registered accounting firm for the fiscal years ended December 31, 2022 and 2021.

Fees
Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
	2022	2021(1)
Audit Fees(2)	$500,000	$50,000
Audit-Related Fees(3)	18,250	1,000
Tax Fees(4)	78,750	12,000
All Other Fees(5)	—	—
Total Fees	597,000	63,000
(1)The Company was initially capitalized on November 30, 2021 and commenced operations on December 1, 2021 with the initial closing of its Private Offering.
(2)"Audit Fees" are fees billed for professional services rendered for the audit of the Company's annual financial statements and review of interim financial statements or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.
(3)"Audit-Related Fees" are fees billed for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported under "Audit Fees."
(4)"Tax Fees" are fees billed services rendered by KPMG for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.
(5)"All Other Fees" are fees billed for services other then those stated above.
Pre-Approval Policies and Procedures
The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by KPMG LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.
Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

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

10.8
Amendment No. 1 to the Loan Agreement between Owl Rock Technology Finance Corp. II and Owl Rock Feeder FIC LLC, dated March 14, 2022 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed on March 17, 2022).

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

10.10
Senior Secured Credit Agreement, dated June 9, 2022, between Owl Rock Technology Finance Corp. II, the Lenders and Issuing Banks party thereto and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2022).

10.11
Termination Agreement, dated June 22, 2022, between Owl Rock Technology Finance Corp. II and Owl Rock Feeder FIC LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 27, 2022).

10.12
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

10.13
Sale and Contribution Agreement, dated July 15, 2022, between Owl Rock Technology Finance Corp. II, as Seller and Athena Funding I LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on July 20, 2022).

10.14
Loan and Management Agreement, dated November 8, 2022, among Athena Funding II LLC, as Borrower, Owl Rock Technology Finance Corp. II, as Collateral Manager and Transferor, MUFG Bank, Ltd., as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent and Collateral Administrator, and Alter Domus (US) LLC, as Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 10, 2022).

10.15
Purchase and Sale Agreement, dated November 8, 2022, by and between Athena Funding II LLC, as Purchaser, and Owl Rock Technology Finance Corp. II, as Seller (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 10, 2022).

10.16*
First Amendment to Revolving Credit Agreement dated January 4, 2023, between Owl Rock Technology Finance Corp. II as the Initial borrower, Wells Fargo Bank, National Association, as the Administrative Agent, Letter of Credit Issuer and a Lender, and Wells Fargo Securities, LLC, as the Sole Bookrunner and the Sole Lead Arranger.

10.17
First Amendment to Credit Agreement, dated as of January 20, 2023, among Athena Funding I LLC, as Borrower, Société Générale, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, Alter Domus (US) LLC, as Document Custodian, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2023).

10.18
Second Amendment to Credit Agreement, dated as of February 22, 2023, among Athena Funding I LLC, as Borrower, Société Générale, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, Alter Domus (US) LLC, as Document Custodian, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 27, 2023).

14.1*	Code of Ethics of Owl Rock Technology Finance Corp. II.

21.1*	Subsidiaries.

24	Power of attorney (included on the signature page hereto).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________
*Filed herein
**Furnished herein.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Technology Finance Corp. II

Date: March 3, 2023	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer
Each person whose signature appears below constitutes and appoints Craig W. Packer and Bryan Cole, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2022, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 3, 2023.

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