Form 10-Q
period 2023-03-31
Owl Rock Technology Finance Corp. II
filed 2023-05-10
CIK 1889668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2023
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Emerging growth company ☒	Small reporting company ☐
Non-accelerated filer ☒	Accelerated filer ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of May 10, 2023, the registrant had 104,817,497 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of rising interest rates, elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems, and the risk of recession and of a failure to increase the U.S. debt ceiling on our business prospects and the prospects of our portfolio companies;
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
•our future operating results;
•our contractual arrangements and relationships with third parties
•the ability of our portfolio companies to achieve their objectives;
•competition with other entities and our affiliates for investment opportunities;
•risks related to the uncertainty of the value of our portfolio investments, particularly those having no liquid trading market;
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
•the effect of legal, tax and regulatory changes;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data

Owl Rock Technology Finance Corp. II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,749,727 and $2,447,946, respectively)	$2,749,703	$2,432,901
Non-controlled, affiliated investments (amortized cost of $49,218 and $31,683, respectively)	49,176	31,633
Total investments at fair value (amortized cost of $2,798,945 and $2,479,629, respectively)	2,798,879	2,464,534
Cash	56,193	28,065
Interest receivable	21,276	19,616
Dividend income receivable	3,196	173
Subscription receivable	—	880
Prepaid expenses and other assets	513	564
Total Assets	$2,880,057	$2,513,832
Liabilities
Debt (net of unamortized debt issuance costs of $17,332 and $17,589, respectively)	$1,580,617	$1,228,803
Management fee payable	11,106	8,986
Distribution payable	23,258	13,527
Incentive fee payable	3,837	2,622
Payables to affiliates	1,281	2,030
Payable for investments purchased	—	27,731
Accrued expenses and other liabilities	7,914	5,555
Total Liabilities	$1,628,013	$1,289,254
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 84,777,417 and 84,656,386 shares issued and outstanding, respectively	$848	$847
Additional paid-in-capital	1,220,315	1,218,582
Total accumulated undistributed earnings	30,881	5,149
Total Net Assets	1,252,044	1,224,578
Total Liabilities and Net Assets	$2,880,057	$2,513,832
Net Asset Value Per Share	$14.77	$14.47

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp. II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022(1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$61,049	$989
Payment-in-kind interest income	2,768	190
Payment-in-kind dividend income	13,035	908
Other income	629	83
Total investment income from non-controlled, non-affiliated investments	77,481	2,170
Total Investment Income	77,481	2,170
Expenses
Interest expense	$25,951	$308
Management fees	11,106	2,317
Incentive fees	3,837	6
Offering expenses	50	50
Professional fees	849	303
Directors' fees	196	274
Other general and administrative	903	277
Total Expenses	42,892	3,535
Net Investment Income (Loss) Before Taxes	34,589	(1,365)
Excise tax expense	154	—
Net Investment Income (Loss) After Taxes	34,435	(1,365)
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$13,937	$63
Non-controlled, affiliated investments	8	—
Translation of assets and liabilities in foreign currencies	(639)	(67)
Income tax (provision) benefit	(2)	—
Total Net Change in Unrealized Gain (Loss)	13,304	(4)
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$(2)	—
Foreign currency transactions	1,253	$67
Total Net Realized Gain (Loss)	1,251	67
Total Net Realized and Change in Unrealized Gain (Loss)	$14,555	$63
Net Increase (Decrease) in Net Assets Resulting from Operations	$48,990	$(1,302)
Earnings (Loss) Per Share - Basic and Diluted	$0.58	$(0.16)
Weighted Average Shares Outstanding - Basic and Diluted	84,737,073	8,089,515
(1)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(19)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments(6)
Aerospace & defense
ManTech International Corporation(11)	First lien senior secured loan	S +	5.75%	9/2029	$67,362	$66,090	$66,519	5.3%
ManTech International Corporation(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	—	(147)	(40)	—%
ManTech International Corporation(16)(17)	First lien senior secured revolving loan	S +	5.75%	9/2028	—	(156)	(108)	—%
					67,362	65,787	66,371	5.3%
Application Software
Anaplan, Inc.(10)	First lien senior secured loan	S +	6.50%	6/2029	130,890	129,690	130,890	10.5%
Anaplan, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.50%	6/2028	—	(82)	—	—%
Armstrong Bidco Limited (dba The Access Group)(14)(23)	First lien senior secured loan	SA +	5.50%	6/2029	6,571	6,388	6,521	0.5%
Armstrong Bidco Limited (dba The Access Group)(14)(16)(18)(23)	First lien senior secured delayed draw term loan	SA +	5.50%	6/2025	2,661	2,585	2,641	0.2%
Avalara, Inc.(11)	First lien senior secured loan	S +	7.25%	10/2028	104,545	103,066	103,761	8.3%
Avalara, Inc.(16)(17)	First lien senior secured revolving loan	S +	7.25%	10/2028	—	(145)	(78)	—%
CDK Global, Inc.(5)(11)	First lien senior secured loan	S +	4.25%	7/2029	19,950	19,399	19,862	1.6%
Community Brands ParentCo, LLC(10)	First lien senior secured loan	S +	5.75%	2/2028	12,623	12,411	12,496	1.0%
Community Brands ParentCo, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.75%	2/2024	—	(12)	—	—%
Community Brands ParentCo, LLC(16)(17)	First lien senior secured revolving loan	S +	5.75%	2/2028	—	(12)	(8)	—%
Coupa Holdings, LLC(10)	First lien senior secured loan	S +	7.50%	2/2030	84,811	82,705	82,691	6.6%
Coupa Holdings, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	7.50%	8/2024	—	(94)	(95)	—%
Coupa Holdings, LLC(16)(17)	First lien senior secured revolving loan	S +	7.50%	2/2029	—	(143)	(145)	—%
Fullsteam Operations, LLC(8)	First lien senior secured delayed draw term loan	L +	7.50% (3.00% PIK)	10/2027	51,256	50,152	50,743	4.1%
Grayshift, LLC(10)	First lien senior secured loan	S +	7.50%	7/2028	53,787	53,301	53,787	4.3%
Grayshift, LLC(16)(17)	First lien senior secured revolving loan	S +	7.50%	7/2028	—	(51)	—	—%
Zendesk, Inc.(11)	First lien senior secured loan	S +	7.00% (3.50% PIK)	11/2028	91,659	89,904	90,054	7.2%
Zendesk, Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.50%	11/2024	—	(802)	(172)	—%
Zendesk, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.50%	11/2028	—	(177)	(165)	—%
					558,753	548,083	552,783	44.3%
Beverages
Innovation Ventures HoldCo, LLC(10)	First lien senior secured loan	S +	6.25%	3/2027	10,000	9,845	9,825	0.9%
					10,000	9,845	9,825	0.9%

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(19)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Commercial Services & Supplies
SimpliSafe Holding Corporation(10)	First lien senior secured loan	S +	6.25%	5/2028	20,473	20,120	20,320	1.6%
SimpliSafe Holding Corporation(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.25%	5/2024	—	(22)	—	—%
					20,473	20,098	20,320	1.6%
Construction & Engineering
Dodge Construction Network LLC(12)	First lien senior secured loan	S +	4.75%	2/2029	9,925	9,795	8,337	0.7%
					9,925	9,795	8,337	0.7%
Consumer Finance
Affirm, Inc.(5)(23)(24)	Senior convertible notes	N/A		11/2026	25,000	17,899	16,063	1.3%
					25,000	17,899	16,063	1.3%
Diversified Consumer Services
Sophia, L.P.(10)	First lien senior secured loan	S +	4.25%	10/2027	9,925	9,840	9,925	0.8%
					9,925	9,840	9,925	0.8%
Diversified Financial Services
BTRS Holdings Inc. (dba Billtrust)(11)	First lien senior secured loan	S +	8.00% (4.00% PIK)	12/2028	62,962	61,133	61,702	4.9%
BTRS Holdings Inc. (dba Billtrust)(11)(16)(18)	First lien senior secured delayed draw term loan	S +	8.00%	12/2024	630	630	523	—%
BTRS Holdings Inc. (dba Billtrust)(10)(16)	First lien senior secured revolving loan	S +	7.25%	12/2028	923	732	789	0.1%
Hg Genesis 9 SumoCo Limited(13)(23)	Unsecured facility	E +	7.00% PIK	3/2027	46,980	47,369	46,980	3.8%
Juniper Square, Inc.(12)	First lien senior secured loan	S +	8.50%	12/2026	34,178	33,308	33,409	2.7%
Juniper Square, Inc.(16)(17)	First lien senior secured revolving loan	S +	8.50%	12/2026	—	(42)	(51)	—%
Smarsh Inc.(12)	First lien senior secured loan	S +	6.50%	2/2029	25,905	25,679	25,775	2.1%
Smarsh Inc.(12)(16)(18)	First lien senior secured delayed draw term loan	S +	6.50%	2/2024	3,238	3,180	3,222	0.3%
Smarsh Inc.(11)(16)	First lien senior secured revolving loan	S +	6.50%	2/2029	52	50	51	—%
					174,868	172,039	172,400	13.9%
Diversified Support Services
CoreTrust Purchasing Group LLC(10)	First lien senior secured loan	S +	6.75%	10/2029	25,956	25,463	25,632	2.0%
CoreTrust Purchasing Group LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.75%	9/2024	—	(18)	—	—%
CoreTrust Purchasing Group LLC(16)(17)	First lien senior secured revolving loan	S +	6.75%	10/2029	—	(68)	(47)	—%
					25,956	25,377	25,585	2.0%
Electrical Equipment
BCPE Watson (DE) ORML, LP(12)(23)(26)	First lien senior secured loan	S +	6.50%	7/2028	125,000	123,870	124,063	9.8%
					125,000	123,870	124,063	9.8%
Food & Staples Retailing
Circana Group, L.P. (fka The NPD Group, L.P.)(10)	First lien senior secured loan	S +	6.25% (2.75% PIK)	12/2028	142,940	140,241	140,795	11.1%

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(19)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Circana Group, L.P. (fka The NPD Group, L.P.)(10)(16)	First lien senior secured revolving loan	S +	5.75%	12/2027	1,268	1,110	1,133	0.1%
					144,208	141,351	141,928	11.2%
Health Care Equipment & Supplies
PerkinElmer U.S. LLC(11)	First lien senior secured loan	S +	6.75%	3/2029	45,669	44,762	44,756	3.6%
					45,669	44,762	44,756	3.6%
Health Care Providers & Services
Covetrus Inc.(11)	Second lien senior secured loan	S +	9.25%	10/2030	75,000	73,521	73,687	5.8%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(7)	First lien senior secured loan	L +	5.50%	3/2025	9,969	9,969	9,869	0.7%
Engage Debtco Limited(10)(23)	First lien senior secured loan	S +	5.75%	7/2029	20,000	19,541	19,700	1.6%
Natural Partners, LLC(11)(23)	First lien senior secured loan	S +	6.00%	11/2027	9,220	9,065	9,105	0.7%
Natural Partners, LLC(16)(17)(23)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(11)	(9)	—%
TC Holdings, LLC (dba TrialCard)(12)	First lien senior secured loan	S +	5.00%	4/2027	8,862	8,788	8,862	0.7%
TC Holdings, LLC (dba TrialCard)(16)(17)	First lien senior secured revolving loan	S +	5.00%	4/2027	—	(9)	—	—%
					123,051	120,864	121,214	9.5%
Health Care Technology
Athenahealth Group Inc.(5)(10)	First lien senior secured loan	S +	3.50%	2/2029	3,547	3,258	3,316	0.3%
Athenahealth Group Inc.(5)(16)(17)(18)	First lien senior secured delayed draw term loan	S +	3.50%	8/2023	—	(35)	(26)	—%
Color Intermediate, LLC(11)	First lien senior secured loan	S +	5.50%	10/2029	48,759	47,833	48,150	3.8%
Hyland Software, Inc.(5)(7)	First lien senior secured loan	L +	3.50%	7/2024	13,775	13,600	13,599	1.1%
Iconic IMO Merger Sub, Inc.(12)	First lien senior secured loan	S +	6.00%	5/2029	20,742	20,367	20,586	1.6%
Iconic IMO Merger Sub, Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S +	6.00%	5/2024	—	(43)	—	—%
Iconic IMO Merger Sub, Inc.(12)(16)	First lien senior secured revolving loan	S +	6.00%	5/2028	968	926	949	0.1%
Imprivata, Inc.(10)	Second lien senior secured loan	S +	6.25%	12/2028	17,647	17,471	17,338	1.4%
Interoperability Bidco, Inc. (dba Lyniate)(11)	First lien senior secured loan	S +	7.00%	12/2026	28,409	28,261	28,196	2.3%
Interoperability Bidco, Inc. (dba Lyniate)(11)(16)	First lien senior secured revolving loan	S +	7.00%	12/2024	677	658	660	0.1%
PointClickCare Technologies, Inc.(11)(23)	First lien senior secured loan	S +	4.00%	12/2027	9,900	9,774	9,776	0.8%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(5)(7)	First lien senior secured loan	L +	3.25%	3/2028	11,838	11,314	11,369	0.9%
					156,262	153,384	153,913	12.4%
Insurance
AmeriLife Holdings LLC(12)	First lien senior secured loan	S +	5.75%	8/2029	18,136	17,797	17,955	1.4%
AmeriLife Holdings LLC(12)(16)(18)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	3,023	2,953	2,993	0.2%
AmeriLife Holdings LLC(16)(17)	First lien senior secured revolving loan	S +	5.75%	8/2028	—	(41)	(23)	—%

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(19)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Asurion, LLC(5)(7)	First lien senior secured loan	L +	3.00%	11/2024	18,824	18,056	18,777	1.5%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(11)	First lien senior secured loan	S +	7.50%	3/2029	37,324	36,391	36,390	2.9%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(16)(17)	First lien senior secured revolving loan	S +	7.50%	3/2029	—	(93)	(93)	—%
					77,307	75,063	75,999	6.0%
IT Services
Kaseya Inc.(11)	First lien senior secured loan	S +	5.75%	6/2029	78,050	76,616	77,855	6.1%
Kaseya Inc.(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.75%	6/2024	—	(42)	—	—%
Kaseya Inc.(16)(17)	First lien senior secured revolving loan	S +	5.75%	6/2029	—	(84)	(12)	—%
					78,050	76,490	77,843	6.1%
Pharmaceuticals
Foundation Consumer Brands, LLC(8)	First lien senior secured loan	L +	5.50%	2/2027	8,399	8,401	8,399	0.7%
Pacific BidCo Inc.(11)(23)	First lien senior secured loan	S +	5.75%	8/2029	8,590	8,390	8,461	0.7%
Pacific BidCo Inc.(16)(17)(18)(23)	First lien senior secured delayed draw term loan	S +	5.75%	8/2025	—	(11)	(2)	—%
					16,989	16,780	16,858	1.4%
Professional Services
Proofpoint, Inc.(5)(7)	First lien senior secured loan	L +	3.25%	8/2028	3,224	3,118	3,146	0.3%
Sovos Compliance, LLC(5)(7)	First lien senior secured loan	L +	4.50%	8/2028	19,700	19,285	18,617	1.5%
					22,924	22,403	21,763	1.8%
Specialty Retail
Vermont Aus Pty Ltd(11)(23)	First lien senior secured loan	S +	5.50%	3/2028	9,900	9,687	9,727	0.8%
					9,900	9,687	9,727	0.8%
Systems Software
Appfire Technologies, LLC(10)	First lien senior secured loan	S +	5.50%	3/2027	1,850	1,839	1,841	0.1%
Appfire Technologies, LLC(16)(17)(18)	First lien senior secured delayed draw term loan	S +	5.50%	6/2024	—	(58)	—	—%
Appfire Technologies, LLC(11)(16)	First lien senior secured revolving loan	S +	5.50%	3/2027	47	36	43	—%
Barracuda Networks, Inc.(5)(11)	First lien senior secured loan	S +	4.50%	8/2029	44,888	43,635	43,132	3.4%
Barracuda Networks, Inc.(11)	Second lien senior secured loan	S +	7.00%	8/2030	55,875	54,280	53,361	4.3%
Computer Services, Inc. (dba CSI)(11)	First lien senior secured loan	S +	6.75%	11/2029	125,000	122,596	123,438	9.9%
ConnectWise, LLC(5)(7)	First lien senior secured loan	L +	3.50%	9/2028	3,113	3,009	2,999	0.2%
Delta TopCo, Inc. (dba Infoblox, Inc.)(11)	Second lien senior secured loan	S +	7.25%	12/2028	24,464	21,493	22,751	1.8%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(10)	Second lien senior secured loan	S +	6.75%	11/2027	20,000	19,802	17,900	1.4%
Oranje Holdco,Inc. (dba KnowBe4)(10)	First lien senior secured loan	S +	7.75%	2/2029	106,818	105,243	105,216	8.4%
Oranje Holdco, Inc. (dba KnowBe4)(16)(17)	First lien senior secured revolving loan	S +	7.75%	2/2029	—	(195)	(200)	—%

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(19)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Ping Identity Holding Corp.(10)	First lien senior secured loan	S +	7.00%	10/2029	90,909	89,610	90,000	7.2%
Ping Identity Holding Corp.(16)(17)	First lien senior secured revolving loan	S +	7.00%	10/2028	—	(126)	(91)	—%
Rubrik, Inc.(12)	First lien senior secured loan	S +	7.00%	6/2027	28,269	27,780	28,057	2.2%
Rubrik, Inc.(12)(16)	First lien senior secured delayed draw term loan	S +	7.00%	6/2027	1,374	1,374	1,350	0.1%
SailPoint Technologies Holdings, Inc.(10)	First lien senior secured loan	S +	6.25%	8/2029	136,920	134,216	135,209	10.8%
SailPoint Technologies Holdings, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.25%	8/2028	—	(234)	(163)	—%
Securonix, Inc.(11)	First lien senior secured loan	S +	6.50%	4/2028	19,774	19,603	19,477	1.6%
Securonix, Inc.(16)(17)	First lien senior secured revolving loan	S +	6.50%	4/2028	—	(30)	(53)	—%
Sophos Holdings, LLC(5)(8)(23)	First lien senior secured loan	L +	3.50%	3/2027	14,885	14,344	14,730	1.2%
Talon MidCo 2 Limited (dba Tufin)(12)(23)	First lien senior secured loan	S +	7.69%	8/2028	27,831	27,327	27,344	2.2%
Talon MidCo 2 Limited (dba Tufin)(16)(17)(18)(23)	First lien senior secured delayed draw term loan	S +	7.69%	8/2024	—	—	(3)	—%
Talon MidCo 2 Limited (dba Tufin)(16)(17)(23)	First lien senior secured revolving loan	S +	7.00%	8/2028	—	(25)	(24)	—%
					702,017	685,519	686,314	54.8%
Total non-controlled/non-affiliated portfolio company debt investments					$2,403,639	$2,348,936	$2,355,987	188.2%

Equity Investments
Application Software
6Sense Insights, Inc.(21)(24)	Series E-1 Preferred Stock	N/A		N/A	316,128	10,001	9,344	0.7%
Project Alpine Co-Invest Fund, LP(21)(23)(24)	LP Interest	N/A		N/A	$9,695	9,695	9,690	0.8%
Zoro TopCo, L.P.(21)(24)	Class A Common Units	N/A		N/A	1,051,383	10,514	10,514	0.8%
Zoro TopCo, Inc.(15)(21)	Series A Preferred Stock		12.50% PIK	N/A	12,617	12,751	12,855	1.0%
						42,961	42,403	3.3%
Capital Markets
Acorns Grow Incorporated(15)(20)(21)(23)	Series F Preferred Stock		5.00% PIK	N/A	572,135	10,583	10,360	0.8%
						10,583	10,360	0.8%
Diversified Financial Services
Amergin Asset Management, LLC(21)(23)(24)	Class A Units	N/A		N/A	50,000,000	—	—	—%
Juniper Square, Inc.(21)(24)	Warrants	N/A		N/A	40,984	238	238	—%
						238	238	—%
Health Care Technology
BEHP Co-Investor II, L.P.(21)(23)(24)	LP Interest	N/A		N/A	$1,270	1,266	1,325	0.1%
Orange Blossom Parent, Inc.(21)(24)	Common Stock	N/A		N/A	16,667	1,667	1,710	0.1%
Minerva Holdco, Inc.(15)(21)	Series A Preferred Stock		10.75% PIK	N/A	50,000	55,524	51,628	4.1%
WP Irving Co-Invest, L.P.(21)(23)(24)	Partnership Units	N/A		N/A	1,250,000	1,250	1,304	0.1%
						59,707	55,967	4.4%

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(19)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Insurance
Accelerate Topco Holdings, LLC(21)(24)	Common Units	N/A		N/A	12,822	354	340	—%
Coherent Group Limited(20)(21)(23)(24)	Series B Preferred Shares	N/A		N/A	153,095	16,002	16,000	1.4%
						16,356	16,340	1.4%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(21)	Perpetual Preferred Stock		11.75% PIK	N/A	62,500	64,930	66,210	5.4%
						64,930	66,210	5.4%
Systems Software
Axonius, Inc.(20)(21)(24)	Series E Preferred Stock	N/A		N/A	1,733,274	10,032	10,000	0.8%
Elliott Alto Co-Investor Aggregator L.P.(21)(23)(24)	LP Interest	N/A		N/A	13,060	13,098	13,059	1.0%
Halo Parent Newco, LLC(15)(21)	Class H PIK Preferred Equity		11.00% PIK	N/A	43,655	42,895	39,040	3.1%
Picard Holdco, Inc.(6)(11)(21)	Series A Preferred Stock	S +	12.00% PIK	N/A	102,985	111,930	112,045	9.0%
Project Hotel California Co-Invest Fund, L.P.(21)(23)(24)	LP Interest	N/A		N/A	$8,061	8,061	8,054	0.6%
Securiti, Inc.(21)(24)	Series C Preferred Shares	N/A		N/A	2,525,571	20,000	20,000	1.6%
						206,016	202,198	16.1%
Total non-controlled/non-affiliated portfolio company equity investments						$400,791	$393,716	31.4%
Total non-controlled/non-affiliated portfolio company investments						$2,749,727	$2,749,703	219.6%

Non-controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services
AAM Series 2.1 Aviation Feeder, LLC(16)(21)(22)(23)(24)	LLC Interest	N/A		N/A	$482	482	482	—%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(16)(21)(22)(23)(24)	LLC Interest	N/A		N/A	$897	889	897	0.1%
						1,371	1,379	0.1%
Insurance
Fifth Season Investments LLC(21)(22)(24)	Class A Units	N/A		N/A	8	26,582	26,582	2.2%
						26,582	26,582	2.2%
Pharmaceuticals
LSI Financing 1 DAC(21)(22)(23)(24)	Preferred equity	N/A		N/A	$21,269	21,265	21,215	1.6%
						21,265	21,215	1.6%
Total non-controlled/affiliated portfolio company equity investments						$49,218	$49,176	3.9%
Total non-controlled/affiliated portfolio company investments						$49,218	$49,176	3.9%
Total Investments						$2,798,945	$2,798,879	223.5%
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)The amortized cost represents the original cost adjusted for the amortization and accretion of premiums and discounts, as applicable, on debt investments using the effective interest method.

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)
(3)As of March 31, 2023, the net estimated unrealized gain for U.S. federal income tax purposes was $18.9 million based on a tax cost basis of $2.8 billion. As of March 31, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $0.0 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $18.9 million.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Level 2 investment.
(6)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one-, three-, six- ot twelve- month LIBOR), Secured Overnight Financing Rate ("SOFR" or "S," which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include three- or six-month EURIBOR), SONIA ("SONIA” or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(7)The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2023 was 4.86%.
(8)The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2023 was 5.19%.
(9)The interest rate on these loans is subject to 6 month LIBOR, which as of March 31, 2023 was 5.31%.
(10)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2023 was 4.80%.
(11)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2023 was 4.91%.
(12)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2023 was 4.90%.
(13)The interest rate on this loan is subject to 3 month EURIBOR, which as of March 31, 2023 was 3.04%.
(14)The interest rate on this loan is subject to SONIA, which as of March 31, 2023 was 4.18%.
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
(19)Unless otherwise indicated, all investments are considered co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(20)Not a co-investment made with the Company’s affiliates
(21)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2023, the aggregate fair value of these securities is $442.9 million or 35.4% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January 20, 2022
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 01, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 01, 2022
Accelerate Topco Holdings, LLC	Common Units	September 01, 2022
Acorns Grow Incorporated	Series F Preferred Stock	March 08, 2022
Amergin Asset Management, LLC	Class A Units	July 01, 2022
Axonius, Inc.	Series E Preferred Stock	March 11, 2022
BEHP Co-Investor II, L.P.	LP Interest	May 06, 2022
Coherent Group Limited	Series B Preferred Shares	April 21, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Fifth Season Investments LLC	Class A Units	October 17, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	February 22, 2022
Juniper Square, Inc.	Warrants	December 29, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 23, 2022
LSI Financing 1 DAC	Preferred equity	December 14, 2022
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
Orange Blossom Parent, Inc.	Common Stock	July 29, 2022
Picard Holdco, Inc.	Series A Preferred Stock	September 29, 2022
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Securiti, Inc.	Series C Preferred Shares	July 29, 2022
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
Zoro TopCo, Inc.	Series A Preferred Stock	November 22, 2022
_______________
(22)Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be an "Affiliated Person" of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement. Transactions during the three months ended March 31, 2023 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2022	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at March 31, 2023	Interest Income	Dividend Income	Other Income
Non-Controlled Affiliates
AAM Series 2.1 Aviation Feeder, LLC(c)	$348	$134	$—	$—	$482	$—	$—	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	—	889	—	8	897	—	—	—
Fifth Season Investments LLC	25,110	1,472	—	—	26,582	—	—	—
LSI Financing 1 DAC	6,175	15,040	—	—	21,215	—	—	—
Total Non-Controlled Affiliates	$31,633	$17,535	$—	$8	$49,176	$—	$—	$—
_______________
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

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)
(23)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2023, non-qualifying assets represented 13.0% of total assets as calculated in accordance with the regulatory requirements.
(24)Investment is non-income producing.
(25)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility and SPV Asset Facilities. See Note 6 “Debt”.
(26)Investment is not pledged as collateral for the credit facilities.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
ManTech International Corporation(6)(11)(19)	First lien senior secured loan	S +	5.75%	9/2029	$67,531	$66,223	$66,180	5.4%
ManTech International Corporation(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	—	(153)	(160)	—%
ManTech International Corporation(6)(16)(17)(19)	First lien senior secured revolving loan	S +	5.75%	9/2028	—	(163)	(172)	—%
					67,531	65,907	65,848	5.4%
Application Software
Anaplan, Inc.(6)(10)(19)	First lien senior secured loan	S +	6.50%	6/2029	130,890	129,654	130,563	10.6%
Anaplan, Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	S +	6.50%	6/2028	—	(86)	(24)	—%
Armstrong Bidco Limited (dba The Access Group)(6)(14)(19)(22)	First lien senior secured loan	SA +	5.25%	6/2029	6,392	6,383	6,312	0.5%
Armstrong Bidco Limited (dba The Access Group)(6)(14)(16)(18)(19)(22)	First lien senior secured delayed draw term loan	SA +	5.25%	6/2025	2,588	2,583	2,556	0.2%
Avalara, Inc.(6)(11)(19)	First lien senior secured loan	S +	7.25%	10/2028	104,545	103,017	102,977	8.4%
Avalara, Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	S +	7.25%	10/2028	—	(151)	(157)	—%
Community Brands ParentCo, LLC(6)(10)(19)	First lien senior secured loan	S +	5.75%	2/2028	12,654	12,433	12,465	1.0%
Community Brands ParentCo, LLC(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S +	5.75%	2/2024	—	(13)	(8)	—%
Community Brands ParentCo, LLC(6)(16)(17)(19)	First lien senior secured revolving loan	S +	5.75%	2/2028	—	(13)	(11)	—%
Fullsteam Operations, LLC(6)(8)(16)(18)(19)	First lien senior secured delayed draw term loan	L +	7.50%(3.00% PIK)	5/2024	30,606	29,699	29,971	2.4%
Grayshift, LLC(6)(10)(19)	First lien senior secured loan	S +	7.50%	7/2028	53,923	53,418	53,518	4.4%
Grayshift, LLC(6)(16)(17)(19)	First lien senior secured revolving loan	S +	7.50%	7/2028	—	(53)	(44)	—%
Zendesk, Inc.(6)(11)(19)	First lien senior secured loan	S +	6.50%	11/2028	91,659	89,851	89,368	7.2%
Zendesk, Inc.(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S +	6.50%	11/2024	—	(837)	(344)	—%
Zendesk, Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	S +	6.50%	11/2028	—	(185)	(236)	—%
					433,257	425,700	426,906	34.7%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(6)(10)(19)	First lien senior secured loan	S +	6.25%	3/2027	10,000	9,836	9,800	0.9%
					10,000	9,836	9,800	0.9%
Commercial Services & Supplies
SimpliSafe Holding Corporation(6)(10)(19)	First lien senior secured loan	S +	6.25%	5/2028	20,473	20,104	20,217	1.7%
SimpliSafe Holding Corporation(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S +	6.25%	5/2024	—	(23)	(6)	—%
					20,473	20,081	20,211	1.7%
Construction & Engineering

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Dodge Construction Network, LLC(6)(12)(19)	First lien senior secured loan	S +	4.75%	2/2029	9,950	9,815	8,458	0.7%
					9,950	9,815	8,458	0.7%
Consumer Finance
Affirm, Inc.(5)(19)(22)(23)	Senior convertible notes	N/A		11/2026	25,000	17,491	13,735	1.1%
					25,000	17,491	13,735	1.1%
Diversified Consumer Services
Sophia, L.P.(6)(10)(19)	First lien senior secured loan	S +	4.25%	10/2027	9,950	9,861	9,925	0.8%
					9,950	9,861	9,925	0.8%
Diversified Financial Services
BTRS Holdings Inc. (dba Billtrust)(6)(11)(19)	First lien senior secured loan	S +	8.00%	12/2028	62,962	61,083	61,204	4.9%
BTRS Holdings Inc. (dba Billtrust)(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S +	8.00%	12/2024	—	—	(148)	—%
BTRS Holdings Inc. (dba Billtrust)(6)(16)(17)(19)	First lien senior secured revolving loan	S +	8.00%	12/2028	—	(200)	(187)	—%
Hg Genesis 9 SumoCo Limited(6)(13)(19)(22)	Unsecured facility	E +	7.00% PIK	3/2027	45,124	46,324	45,124	3.7%
Juniper Square, Inc.(6)(10)(19)	First lien senior secured loan	S +	8.50%	12/2026	33,750	32,839	32,837	2.7%
Juniper Square, Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	S +	8.50%	12/2026	—	(45)	(61)	—%
Smarsh Inc.(6)(12)(19)	First lien senior secured loan	S +	6.50%	2/2029	25,905	25,671	25,646	2.1%
Smarsh Inc.(6)(12)(16)(18)(19)	First lien senior secured delayed draw term loan	S +	6.50%	2/2024	3,238	3,178	3,206	0.3%
Smarsh Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	S +	6.50%	2/2029	—	(14)	(16)	—%
					170,979	168,836	167,605	13.7%
Diversified Support Services
CoreTrust Purchasing Group LLC(6)(11)(19)	First lien senior secured loan	S +	6.75%	10/2029	26,021	25,514	25,501	2.1%
CoreTrust Purchasing Group LLC(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S +	6.75%	9/2024	—	(18)	(19)	—%
CoreTrust Purchasing Group LLC(6)(16)(17)(19)	First lien senior secured revolving loan	S +	6.75%	10/2029	—	(72)	(76)	—%
					26,021	25,424	25,406	2.1%
Electrical Equipment
BCPE Watson (DE) ORML, LP(6)(12)(19)(22)(25)	First lien senior secured loan	S +	6.50%	7/2028	125,000	123,830	123,750	10.0%
					125,000	123,830	123,750	10.0%
Food & Staples Retailing
The NPD Group, L.P.(6)(10)(19)	First lien senior secured loan	S +	6.25% (2.75%PIK)	12/2028	142,301	139,512	139,455	11.4%
The NPD Group, L.P.(6)(10)(16)(19)	First lien senior secured revolving loan	S +	5.75%	12/2027	1,087	920	906	0.1%
					143,388	140,432	140,361	11.5%
Health Care Providers & Services
CVET Midco 2, L.P.(6)(11)(19)	Second lien senior secured loan	S +	9.25%	10/2030	75,000	73,494	73,470	6.0%

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(6)(7)(19)	First lien senior secured loan	L +	5.50%	3/2025	9,981	9,982	9,881	0.9%
Engage Debtco Limited(6)(11)(19)(22)	First lien senior secured loan	S +	5.75%	7/2029	20,000	19,526	19,550	1.6%
Natural Partners, LLC(6)(9)(19)(22)	First lien senior secured loan	L +	6.00%	11/2027	9,243	9,082	9,059	0.7%
Natural Partners, LLC(6)(16)(17)(19)(22)	First lien senior secured revolving loan	L +	6.00%	11/2027	—	(12)	(14)	—%
TC Holdings, LLC (dba TrialCard)(6)(11)(19)	First lien senior secured loan	S +	5.00%	4/2027	8,884	8,806	8,862	0.7%
TC Holdings, LLC (dba TrialCard)(6)(16)(17)(19)	First lien senior secured revolving loan	S +	5.00%	4/2027	—	(9)	(3)	—%
					123,108	120,869	120,805	9.9%
Health Care Technology
Athenahealth Group Inc.(5)(6)(10)(19)	First lien senior secured loan	S +	3.50%	2/2029	3,556	3,257	3,202	0.3%
Athenahealth Group Inc.(5)(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S +	3.50%	8/2023	—	(36)	(41)	—%
Color Intermediate, LLC(6)(11)(19)	First lien senior secured loan	S +	5.50%	10/2029	48,759	47,809	47,784	3.9%
Hyland Software, Inc.(5)(6)(7)(19)	First lien senior secured loan	L +	3.50%	7/2024	13,811	13,611	13,608	1.1%
Iconic IMO Merger Sub, Inc.(6)(12)(19)	First lien senior secured loan	S +	6.00%	5/2029	20,794	20,407	20,534	1.7%
Iconic IMO Merger Sub, Inc.(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S +	6.00%	5/2024	—	(45)	(12)	—%
Iconic IMO Merger Sub, Inc.(6)(12)(16)(19)	First lien senior secured revolving loan	S +	6.00%	5/2028	472	427	440	—%
Imprivata, Inc.(6)(10)(19)	Second lien senior secured loan	S +	6.25%	12/2028	17,647	17,470	17,206	1.4%
Interoperability Bidco, Inc. (dba Lyniate)(6)(11)(19)	First lien senior secured loan	S +	7.00%	12/2026	28,480	28,324	28,267	2.3%
Interoperability Bidco, Inc. (dba Lyniate)(6)(8)(16)(19)	First lien senior secured revolving loan	L +	7.00%	12/2024	652	647	642	0.1%
PointClickCare Technologies, Inc.(6)(11)(19)(22)	First lien senior secured loan	S +	4.00%	12/2027	9,925	9,793	9,751	0.8%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(5)(6)(7)(19)	First lien senior secured loan	L +	3.25%	3/2028	11,868	11,322	11,197	0.9%
					155,964	152,986	152,578	12.5%
Insurance
AmeriLife Holdings LLC(6)(11)(19)	First lien senior secured loan	S +	5.75%	8/2029	18,182	17,832	17,864	1.5%
AmeriLife Holdings LLC(6)(12)(16)(18)(19)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	3,030	2,958	2,966	0.2%
AmeriLife Holdings LLC(6)(16)(17)(19)	First lien senior secured revolving loan	S +	5.75%	8/2028	—	(43)	(40)	—%
Asurion, LLC(6)(7)(19)	First lien senior secured loan	L +	3.00%	11/2024	27,927	26,703	27,089	2.2%
					49,139	47,450	47,879	3.9%
IT Services
Kaseya Inc.(6)(11)(19)	First lien senior secured loan	S +	5.75%	6/2029	78,050	76,577	77,270	6.3%
Kaseya Inc.(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S +	5.75%	6/2024	—	(44)	—	—%
Kaseya Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	S +	5.75%	6/2029	—	(87)	(47)	—%

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
					78,050	76,446	77,223	6.3%
Pharmaceuticals
Foundation Consumer Brands, LLC(6)(8)(19)	First lien senior secured loan	L +	5.50%	2/2027	8,644	8,646	8,622	0.7%
Pacific BidCo Inc.(6)(11)(19)(22)	First lien senior secured loan	S +	5.75%	8/2029	8,590	8,384	8,397	0.7%
Pacific BidCo Inc.(6)(16)(17)(18)(19)(22)	First lien senior secured delayed draw term loan	S +	5.75%	8/2025	—	(11)	(10)	—%
					17,234	17,019	17,009	1.4%
Professional Services
Proofpoint, Inc.(5)(6)(8)(19)	First lien senior secured loan	L +	3.25%	8/2028	3,232	3,122	3,100	0.3%
Sovos Compliance, LLC(6)(7)(19)	First lien senior secured loan	L +	4.50%	8/2028	19,750	19,319	18,170	1.5%
					22,982	22,441	21,270	1.8%
Specialty Retail
CDK Global, Inc.(5)(6)(11)(19)	First lien senior secured loan	S +	4.50%	7/2029	20,000	19,432	19,796	1.6%
Vermont Aus Pty Ltd(6)(11)(19)(22)	First lien senior secured loan	S +	5.50%	3/2028	9,925	9,704	9,677	0.8%
					29,925	29,136	29,473	2.4%
Systems Software
Appfire Technologies, LLC(6)(11)(16)(18)(19)	First lien senior secured delayed draw term loan	S +	5.50%	6/2024	998	991	991	0.1%
Appfire Technologies, LLC(6)(11)(16)(19)	First lien senior secured revolving loan	S +	5.50%	3/2027	47	36	41	—%
Appfire Technologies, LLC(6)(16)(17)(18)(19)	First lien senior secured delayed draw term loan	S +	5.50%	6/2024	—	(61)	—	—%
Barracuda Networks, Inc.(6)(11)(19)	First lien senior secured loan	S +	4.50%	8/2029	45,000	43,707	43,313	3.5%
Barracuda Networks, Inc.(6)(11)(19)	Second lien senior secured loan	S +	7.00%	8/2030	55,875	54,248	53,361	4.4%
Computer Services, Inc. (dba CSI)(6)(11)(19)	First lien senior secured loan	S +	6.75%	11/2029	125,000	122,537	122,500	9.9%
ConnectWise, LLC(5)(6)(7)(19)	First lien senior secured loan	L +	3.50%	9/2028	3,120	3,011	2,957	0.2%
Delta TopCo, Inc. (dba Infoblox, Inc.)(6)(11)(19)	Second lien senior secured loan	S +	7.25%	12/2028	24,464	21,410	22,751	1.9%
Help/Systems Holdings, Inc.(6)(11)(19)	Second lien senior secured loan	S +	6.75%	11/2027	20,000	19,802	18,000	1.5%
Ping Identity Holding Corp.(6)(10)(19)	First lien senior secured loan	S +	7.00%	10/2029	90,909	89,575	89,545	7.3%
Ping Identity Holding Corp.(6)(16)(17)(19)	First lien senior secured revolving loan	S +	7.00%	10/2028	—	(132)	(136)	—%
Rubrik, Inc.(6)(11)(19)	First lien senior secured loan	S +	6.50%	6/2027	28,269	27,755	27,987	2.3%
Rubrik, Inc.(6)(11)(16)(19)	First lien senior secured delayed draw term loan	S +	7.00%	6/2027	1,374	1,374	1,342	0.1%
SailPoint Technologies Holdings, Inc.(6)(10)(19)	First lien senior secured loan	S +	6.25%	8/2029	136,920	134,139	134,182	10.9%
SailPoint Technologies Holdings, Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	S +	6.25%	8/2028	—	(245)	(261)	—%
Securonix, Inc.(6)(11)(19)	First lien senior secured loan	S +	6.50%	4/2028	19,774	19,596	19,576	1.6%
Securonix, Inc.(6)(16)(17)(19)	First lien senior secured revolving loan	S +	6.50%	4/2028	—	(31)	(36)	—%

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Sophos Holdings, LLC(6)(8)(19)(22)	First lien senior secured loan	L +	3.50%	3/2027	14,923	14,350	14,438	1.2%
Talon MidCo 2 Limited (dba Tufin)(6)(12)(19)(22)	First lien senior secured loan	S +	7.69%	8/2028	27,641	27,118	27,157	2.2%
Talon MidCo 2 Limited (dba Tufin)(6)(16)(17)(18)(19)(22)	First lien senior secured delayed draw term loan	S +	7.69%	8/2024	—	—	(2)	—%
Talon MidCo 2 Limited (dba Tufin)(6)(16)(17)(19)(22)	First lien senior secured revolving loan	S +	7.00%	8/2028	—	(26)	(24)	—%
					594,314	579,154	577,682	47.1%
Total non-controlled/non-affiliated portfolio company debt investments					$2,112,265	$2,062,714	$2,055,924	167.9%

Equity Investments
Application Software
6Sense Insights, Inc.(19)(20)(23)	Series E-1 Preferred Stock	N/A		N/A	316	10,001	9,344	0.8%
Project Alpine Co-Invest Fund, LP(19)(20)(22)(23)	LP Interest	N/A		N/A	9,695,168	9,695	9,690	0.8%
Zoro TopCo, Inc.(19)(20)(23)	Class A Common Units	N/A		N/A	1,051,383	10,514	10,514	0.9%
Zoro TopCo, L.P.(15)(19)(20)	Series A Preferred Stock		12.50%	N/A	12,617	12,175	12,175	1.0%
						42,385	41,723	3.5%
Capital Markets
Acorns Grow Incorporated(15)(20)(22)	Series F Preferred Stock		5.00% PIK	N/A	572,135	10,455	10,359	0.8%
						10,455	10,359	0.8%
Diversified Financial Services
Amergin Asset Management, LLC(19)(20)(22)(23)	Class A Units	N/A		N/A	50,000,000	—	—	—%
Juniper Square, Inc.(19)(20)(23)	Warrants	N/A		N/A	40,984	238	238	—%
						238	238	—%
Health Care Technology
BEHP Co-Investor II, L.P.(19)(20)(22)(23)	LP Interest	N/A		N/A	1,270	1,266	1,270	0.1%
Orange Blossom Parent, Inc.(19)(20)(23)	Common Stock	N/A		N/A	16,667	1,667	1,667	0.1%
Minerva Holdco, Inc.(15)(19)(20)	Series A Preferred Stock		10.75% PIK	N/A	50,000	52,526	48,102	3.9%
WP Irving Co-Invest, L.P.(19)(20)(22)(23)	Partnership Units	N/A		N/A	1,250,000	1,250	1,250	0.1%
						56,709	52,289	4.2%
Insurance
Accelerate Topco Holdings, LLC(19)(20)(23)	Common Units	N/A		N/A	12,320	340	340	—%
Coherent Group Limited(20)(22)(23)	Series B Preferred Shares	N/A		N/A	153,095	16,002	15,436	1.3%
						16,342	15,776	1.3%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(15)(19)(20)	Perpetual Preferred Stock		11.75% PIK	N/A	62,500	61,015	61,719	5.0%
						61,015	61,719	5.0%
Systems Software
Axonius, Inc.(20)(23)	Series E Preferred Stock	N/A		N/A	1,733,274	10,032	10,000	0.8%

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
_______________
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
_______________
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

Owl Rock Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company	Fair Value at December 31, 2021	Gross Additions (a)	Gross Reductions(b)	Net Change in Unrealized Gain/(Loss)	Fair Value at December 31, 2022	Interest Income	Dividend Income	Other Income
Non-Controlled Affiliates
AAM Series 2.1 Aviation Feeder, LLC(c)	$—	$349	$—	$(1)	$348	$—	$—	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	—	—	—	—	—	—	—	—
Fifth Season Investments LLC	—	25,110	—	—	25,110	—	66	—
LSI Financing 1 DAC	—	6,224	—	(49)	6,175	—	—	—
Total Non-Controlled Affiliates	$—	$31,683	$—	$(50)	$31,633	$—	$66	$—
_______________
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

Owl Rock Technology Finance Corp. II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022(1)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$34,435	$(1,365)
Net change in unrealized gain (loss)	13,304	(4)
Net realized gain (loss)	1,251	67
Net Increase (Decrease) in Net Assets Resulting from Operations	48,990	(1,302)
Distributions
Distributions declared from earnings	(23,258)	—
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(23,258)	—
Capital Share Transactions
Issuance of common shares	—	275,000
Reinvestment of distributions	1,734	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	1,734	275,000
Total Increase (Decrease) in Net Assets	27,466	273,698
Net Assets, at beginning of period	1,224,578	44,018
Net Assets, at end of period	$1,252,044	$317,716
(1)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp. II
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022(1)
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$48,990	$(1,302)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(326,471)	(307,222)
Proceeds from investments and investment repayments, net	23,529	6
Net amortization/accretion of premium/discount on investments	(2,416)	(33)
Net change in unrealized (gain) loss on investments	(13,945)	(63)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	639	67
Net realized (gain) loss on investments	2	—
Paid-in-kind interest and dividends	(13,960)	(908)
Amortization of debt issuance costs	1,322	87
Amortization of offering costs	50	50
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(1,660)	(767)
(Increase) decrease in dividend income receivable	(3,023)	—
(Increase) decrease in prepaid expenses and other assets	62	(60)
Increase (decrease) in management fee payable	2,120	1,923
Increase (decrease) in incentive fee payable	1,215	6
Increase (decrease) in payables to affiliates	(749)	103
Increase (decrease) in payable for investments purchased	(27,731)	9,850
Increase (decrease) in accrued expenses and other liabilities	2,359	448
Net cash used in operating activities	(309,667)	(297,815)
Cash Flows from Financing Activities
Borrowings on debt	770,331	129,185
Payments on debt	(420,497)	—
Debt issuance costs	(1,065)	(3,890)
Proceeds from issuance of common shares (net of change in subscriptions receivable)	880	272,225
Offering costs paid	(61)	(82)
Distributions paid	(11,793)	—
Net cash provided by financing activities	337,795	397,438
Net increase in cash	28,128	99,623
Cash, beginning of period	28,065	44,830
Cash, end of period	$56,193	$144,453
Supplemental and Non-Cash Information
Interest paid during the period	$17,950	$75
Distributions declared during the period	$23,258	$—
Reinvestment of distributions during the period	$1,734	$—
Distributions Payable	$23,258	$—
(1)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.
The accompanying notes are an integral part of these consolidated financial statements.

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited)

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

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Investments at Fair Value
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. Rule 2a-5 under the 1940 Act was adopted by the SEC in January 2021 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
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

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
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

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2023, no investments are on non-accrual status.
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

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through March 31, 2023. The 2021 tax year remains subject to examination by U.S. federal, state and local tax authorities.
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

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.
Note 3. Agreements and Related Party Transactions
Administration Agreement
On December 1, 2021, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. On May 8, 2023, the Board approved the continuation of the Administration Agreement.
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
For the three months ended March 31, 2023 and 2022 the Company incurred expenses of approximately $0.8 million and $0.3 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
As of March 31, 2023 and December 31, 2022, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $1.3 million and $2.0 million, respectively.
Investment Advisory Agreement
On December 1, 2021, the Company entered into an Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the Company’s business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring its investments, and monitoring its portfolio companies on an ongoing basis through a team of investment professionals. On May 8, 2023, the Board approved the continuation of the Investment Advisory Agreement.
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

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
For the three months ended March 31, 2023 and 2022, management fees were $11.1 million and $2.3 million, respectively.
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
For the three months ended March 31, 2023 performance based incentive fees based on net investment income were $3.8 million. The Company did not incur performance based incentive fees based on net investment income for the three months ended March 31, 2022.
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

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
For the three months ended March 31, 2023 and 2022, the Company accured performance based incentive fees based on capital gains of $10 thousand and $6 thousand, respectively.
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

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company has made investments in non-controlled, affiliated companies, including Amergin AssetCo, Fifth Season Investments (fka Chapford SMA Partnership, L.P.) (“Fifth Season”), and LSI Financing 1 DAC (“LSI Financing”).
Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made a $20.0 million equity commitment to Amergin AssetCo on July 1, 2022. The Company’s investment in Amergin is a co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $5.2 million equity commitment to Fifth Season. The Company increased our investment in Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022, November 29, 2022, and February 9, 2023 by $20.6 million, $0.5 million, $2.1 million, $2.0 million, and $1.5 million, respectively. The Company’s investment in Fifth Season is a co-investment with the Company’s affiliates in accordance with the terms of the exemptive relief that we received from the SEC. The Company does not consolidate its interest in Fifth Season.
LSI Financing, a portfolio company formed to acquire a contractual right to revenue pursuant to an earnout agreement in the life sciences space. On December 14, 2022, the Company made a $6.2 million investment in LSI Financing. The Company increased its investment in LSI Financing on February 17, 2023, February 24, 2023, and March 16, 2023 by $2.8 million, $0.3 million and $11.9 million, respectively. The Company’s investment in LSI Financing is a co-investment with the Company’s affiliates in accordance with the terms of the exemptive relief that it received from the SEC. The Company does not consolidate its equity interest in LSI Financing.
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
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	March 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,097,101	$2,107,907	1,812,475	1,812,277
Second-lien senior secured debt investments	186,567	185,037	186,424	184,788
Unsecured debt investments	65,268	63,043	63,815	58,859
Preferred equity investments(1)	375,913	368,697	345,327	337,069
Common equity investments(2)	74,096	74,195	71,588	71,541
Total Investments	$2,798,945	$2,798,879	$2,479,629	$2,464,534
(1)Includes equity investment in LSI Financing 1 DAC.
(2)Includes equity investments in Amergin AssetCo and Fifth Season

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
Aerospace & Defense	2.4%	2.7%
Application Software	21.3	19.0
Beverages	0.4	0.4
Capital Markets	0.4	0.4
Commercial Services & Supplies	0.7	0.8
Construction & Engineering	0.3	0.3
Consumer Finance	0.6	0.6
Diversified Consumer Services	0.4	0.4
Diversified Financial Services(1)	6.2	6.8
Diversified Support Services	0.9	1.0
Electrical Equipment	4.4	5.1
Food & Staples Retailing	5.1	5.8
Health Care Equipment & Supplies	1.6	—
Health Care Technology	7.5	8.3
Health Care Providers & Services	4.3	4.9
Insurance(2)	4.2	3.6
IT Services	5.1	5.6
Pharmaceuticals(3)	1.4	0.9
Professional Services	0.8	0.9
Specialty Retail	0.3	1.2
Systems Software	31.7%	31.3%
Total	100.0%	100.0%
_______________
(1)Includes equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
United States:
Midwest	5.3%	6.0%
Northeast	26.0	25.8
South	33.2	32.3
West	28.6	28.9
International	6.9%	7.0%
Total	100.0%	100.0%

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 5. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of March 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$149,521	$1,958,386	$2,107,907
Second-lien senior secured debt investments	—	—	185,037	185,037
Unsecured debt investments	—	16,063	46,980	63,043
Preferred equity investments(1)	—	—	368,697	368,697
Common equity investments(2)	—	—	74,195	74,195
Total Investments at fair value	$—	$165,584	$2,633,295	$2,798,879
(1)Includes equity investment in LSI Financing 1 DAC.
(2)Includes equity investments in Amergin and Fifth Season.

	Fair Value Hierarchy as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$53,819	$1,758,458	$1,812,277
Second-lien senior secured debt investments	—	—	184,788	184,788
Unsecured debt investments	—	13,735	45,124	58,859
Preferred equity investments(1)	—	—	337,069	337,069
Common equity investments(2)	—	—	71,541	71,541
Total Investments at fair value	$—	$67,554	$2,396,980	$2,464,534
(1)Includes equity investment in LSI Financing 1 DAC.
(2)Includes equity investment in Amergin and Fifth Season.
The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended March 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,758,458	$184,788	$45,124	$337,069	71,541	$2,396,980
Purchases of investments, net	304,302	—	—	19,656	2,508	326,466
Payment-in-kind	2,135	—	1,031	10,794	—	13,960
Proceeds from investments, net	(14,084)	—	—	—	—	(14,084)
Net change in unrealized gain (loss)	9,499	107	811	1,042	146	11,605
Net realized gains (losses)	(2)	—	—	—	—	(2)
Net amortization/accretion of premium/discount on investments	1,088	142	14	136	—	1,380
Transfers into (out of) Level 3(1)	(103,010)	—	—	—	—	(103,010)
Fair value, end of period	$1,958,386	$185,037	$46,980	$368,697	74,195	$2,633,295
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended March 31, 2023, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Three Months Ended March 31, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$—	$—	$—	$—	—	$—
Purchases of investments, net	131,050	17,762	43,918	114,492	—	307,222
Payment-in-kind	—	—	—	908	—	908
Proceeds from investments, net	(6)	—	—	—	—	(6)
Net change in unrealized gain (loss)	14	—	251	52	—	317
Net realized gains (losses)	—	—	—	—	—	—
Net amortization of discount on investments	17	—	3	13	—	33
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$131,075	$17,762	$44,172	$115,465	—	$308,474
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended March 31, 2022, there were no transfers between levels.
The table below presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2023 on Investments Held at March 31, 2023	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2022 on Investments Held at March 31, 2022
First-lien senior secured debt investments	$9,499	$14
Second-lien senior secured debt investments	107	—
Unsecured debt investments	811	251
Preferred equity investments	1,042	52
Common equity investments	146	—
Total Investments	$11,605	$317

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The tables below present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of the following periods. The weighted average range of unobservable inputs is based on fair value of investments. The table is not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments(1)	$268,520	Recent Transaction	Transaction Price	97.5% - 98.8% (98.0%)	Increase
	1,681,529	Yield Analysis	Market Yield	8.7% - 14.3% (11.5%)	Decrease
Second-lien senior secured debt investments	185,037	Yield Analysis	Market Yield	12.0% - 16.8% (14.8%)	Decrease
Unsecured debt investments	$46,980	Yield Analysis	Market Yield	10.8% - 10.8% (10.8%)	Decrease
Preferred equity investments	$21,215	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	281,778	Yield Analysis	Market Yield	11.5% - 17.5% (15.3%)	Decrease
	65,704	Market Approach	Revenue Multiple	8.5x - 37.0x (25.6x)	Increase
Common equity investments	$27,961	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	17,738	Market Approach	EBITDA Multiple	11.4x - 32.8x (14.5x)	Increase
	28,496	Market Approach	Revenue Multiple	6.3x - 16.0x (12.1x)	Increase
(1)Excludes Level 3 investments with a fair value of $8.3 million, which the Company valued using indicative bid prices obtained from brokers.

	December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$544,947	Recent Transaction	Transaction Price	97.2% - 98.5% (98.0%)	Increase
	1,213,511	Yield Analysis	Market Yield	8.2% - 19.3% (11.5%)	Decrease
Second-lien senior secured debt investments	$73,470	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
	111,318	Yield Analysis	Market Yield	12.6% - 19.2% (15.6%)	Decrease
Unsecured debt investments	$45,124	Yield Analysis	Market Yield	10.8% - 10.8% (10.8%)	Decrease
Preferred equity investments	$18,350	Recent Transaction	Transaction Price	96.5% - 100.0% (97.7%)	Increase
	253,581	Yield Analysis	Market Yield	11.9% - 20.6% (16.7%)	Decrease
	65,138	Market Approach	Revenue Multiple	8.5x - 38.5x (26.8x)	Increase
Common equity investments	$36,211	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	17,586	Market Approach	EBITDA Multiple	11.4x - 31.6x (14.4x)	Increase
	17,744	Market Approach	Revenue Multiple	11.0x - 16.6x (14.1x)	Increase

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
When the debtor is not performing or when there is insufficient value to cover the investment, the Company may utilize a net recovery approach to determine the fair value of debt investments in subject companies. A net recovery analysis typically consists of two steps. First, the total enterprise value for the subject company is estimated using standard valuation approaches, most commonly the market approach. Second, the fair value for each investment in the subject company is then estimated by allocating the subject company’s total enterprise value to the outstanding securities in the capital structure based upon various factors, including seniority, preferences, and other features if deemed relevant to each security in the capital structure.
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
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	March 31, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Subscription Credit Facility	$797,731	$797,731	$767,139	$767,139
Revolving Credit Facility	192,490	192,490	120,667	120,667
SPV Asset Facility I	443,131	443,131	293,878	293,878
SPV Asset Facility II	147,265	147,265	47,119	47,119
Total Debt	$1,580,617	$1,580,617	$1,228,803	$1,228,803
(1)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, and SPV Asset Facility II are presented net of unamortized debt issuance costs of $2.3 million, $5.5 million, $6.9 million, and $2.7 million respectively.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, and SPV Asset Facility II are presented net of unamortized debt issuance costs of $2.9 million, $5.7 million, $6.1 million, and $2.9 million respectively.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	March 31, 2023	December 31, 2022
Level 1	$—	$—
Level 2	—	—
Level 3	1,580,617	1,228,803
Total Debt	$1,580,617	$1,228,803
Financial Instruments Not Carried at Fair Value
As of March 31, 2023, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2023 and December 31, 2022, the Company’s asset coverage was 178% and 196%, respectively.

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The tables below present debt obligations as of the following periods:

	March 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$800,000	$800,000	$—	$797,731
Revolving Credit Facility	625,000	197,950	366,932	192,490
SPV Asset Facility I	700,000	450,000	132,845	443,131
SPV Asset Facility II	300,000	150,000	91,530	147,265
Total Debt	$2,425,000	$1,597,950	$591,307	$1,580,617
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, and SPV Asset Facility II are presented net of unamortized debt issuance costs of $2.3 million, $5.5 million, $6.9 million, and $2.7 million respectively.

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Subscription Credit Facility	800,000	770,015	29,985	767,139
Revolving Credit Facility	625,000	126,377	498,623	120,667
SPV Asset Facility I	600,000	300,000	54,288	293,878
SPV Asset Facility II	300,000	50,000	5,637	47,119
Total Debt	2,325,000	1,246,392	588,533	$1,228,803
(1)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, and SPV Asset Facility II are presented net of unamortized debt issuance costs of $2.9 million, $5.7 million, $6.1 million, and $2.9 million respectively.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Interest expense	$24,629	$221
Amortization of debt issuance costs	1,322	87
Total Interest Expense	$25,951	$308
Average interest rate	7.0%	2.9%
Average daily borrowings	$1,417,369	$30,406

Credit Facilities
Subscription Credit Facility
On February 18, 2022 the Company entered into a revolving credit facility (the “Subscription Credit Facility”) with Wells Fargo Bank, National Association as administrative agent and as the lender.
The maximum principal amount of the Subscription Credit Facility is $800 million (increased from $700 million to $800 million on December 16, 2022), subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting the Company to increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1.5 billion, if the existing or new lenders agree to commit to such increase. On January 4, 2023, the Company entered into an amendment to the Subscription Credit Facility, which (i) decreased the aggregate principal amount of outstanding swingline loans under the Subscription Credit Facility from $100 million to $50 million and (ii) decreased the letter of credit sublimit under the Subscription Credit Facility from 20% to 0% of the maximum commitment.
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

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Revolving Credit Facility
On June 9, 2022, the Company entered into a Senior Secured Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto (each a “Lender” and collectively, the “Lenders”), Truist Bank as Administrative Agent, Truist Securities, Inc., ING Capital LLC, Sumitomo Mitsui Banking Corporation and MUFG Bank, LTD, as Joint Bookrunners and Joint Lead Arrangers.
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
SPV Asset Facility I
On July 15, 2022 (the “SPV Asset Facility I Closing Date”), Athena Funding I LLC (“Athena Funding I”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility I”), with Athena Funding I, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto (the “SPV Asset Facility I Lenders”). The parties to the SPV Asset Facility I entered into various amendments, including those relating to the calculation of principal collateralization amounts. The following describes the terms of SPV Asset Facility I as amended through February 23, 2023.
From time to time, the Company expects to sell and contribute certain investments to Athena Funding I pursuant to a Sale and Contribution Agreement by and between the Company and Athena Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Athena Funding I, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Athena Funding I through its ownership of Athena Funding I. The maximum principal amount which may be borrowed under the Credit Facility is $700 million (increased from $600 million to $700 million on February 22, 2023) which,

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
subject to the satisfaction of certain conditions, may be increased to up to $1 billion. The availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding I’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
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
The SPV Asset Facility I contains customary covenants, including certain maintenance covenants, and events of default. Athena Funding I is required to obtain a minimum post-closing rating of the SPV Asset Facility I within six months of the SPV Asset Facility I Closing Date, subject to certain terms and conditions. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of Athena Funding I and on any payments received by Athena Funding I in respect of those assets. Assets pledged to the SPV Asset Facility I Lenders will not be available to pay the debts of the Company.
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

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents the outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	March 31, 2023	December 31, 2022
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$9,103	$10,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	9,518	9,652
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	1,515	1,515
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273	2,273
Anaplan, Inc.	First lien senior secured revolving loan	9,421	9,421
Appfire Technologies, LLC	First lien senior secured revolving loan	770	770
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	7,326	8,183
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	768	747
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	436	436
Avalara, Inc.	First lien senior secured revolving loan	10,455	10,455
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	4,693	5,322
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	5,792	6,716
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	7,792	7,973
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	1,500

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	3,789	3,789
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	3,789	3,789
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	7,572	—
Coupa Holdings, LLC	First lien senior secured revolving loan	5,798	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3,732	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	19,934
Grayshift, LLC	First lien senior secured revolving loan	5,806	5,806
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	4,963	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	1,514	2,010
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,580	652
Juniper Square, Inc.	First lien senior secured revolving loan	2,250	2,250
Kaseya Inc.	First lien senior secured delayed draw term loan	4,725	4,725
Kaseya Inc.	First lien senior secured revolving loan	4,725	4,725
ManTech International Corporation	First lien senior secured delayed draw term loan	16,000	16,000
ManTech International Corporation	First lien senior secured revolving loan	8,600	8,600
Natural Partners, LLC	First lien senior secured revolving loan	681	681
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	13,352	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954	954
Ping Identity Holding Corp.	First lien senior secured revolving loan	9,091	9,091
Rubrik, Inc.	First lien senior secured delayed draw term loan	1,857	1,857
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	13,075	13,075
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	2,572	2,572
Smarsh Inc.	First lien senior secured delayed draw term loan	3,238	3,238
Smarsh Inc.	First lien senior secured revolving loan	207	1,619
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	196	118
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
Zendesk, Inc.	First lien senior secured delayed draw term loan	22,915	22,915
Zendesk, Inc.	First lien senior secured revolving loan	9,435	9,435
Total Unfunded Portfolio Company Commitments		$230,527	$224,510
The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.
Investor Commitments
As of March 31, 2023, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $2.8 billion undrawn), of which $53.3 million is from entities affiliated with or related to the Adviser (approximately $19.6 million undrawn). As of December 31, 2022, the Company had approximately $3.5 billion in total Capital Commitments from investors (approximately $2.3 billion undrawn), of which $50.5 million is from entities affiliated with or related to the Adviser (approximately $16.9 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2023, management was not aware of any pending or threatened litigation.
Note 8. Net Assets
Subscriptions and Drawdowns
In connection with its formation, the Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
The Company did not deliver capital call notices to investors for the three months ended March 31, 2023.
The Company delivered the capital call notices to investors during the following period:

	For the Three Months Ended March 31, 2022
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
January 28, 2022	February 11, 2022	8,710,668	125,000
March 16, 2022	March 29, 2022	10,408,213	150,000
Total		19,118,881	275,000
Distributions
The table below reflects the distributions declared on shares of our common stock during the following period:

	For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	May 15, 2023	$0.27
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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following period:

	For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 30, 2022	January 31, 2023	121,031
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings (loss) per common share for the following periods:

	For the Three Months Ended March 31,
($ in thousands, except per share amounts)	2023	2022(1)
Increase (decrease) in net assets resulting from operations	$48,990	$(1,302)
Weighted average shares of common stock outstanding—basic and diluted	84,737,073	8,089,515
Earnings (loss) per common share-basic and diluted	$0.58	$(0.16)
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

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
For the three months ended March 31, 2023, the Company accrued U.S federal excise taxes of $154 thousand.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2023, the Company recorded a net tax benefit of approximately $1 thousand.
The Company recorded a net deferred tax liability of $1 thousand as of March 31, 2023, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2023	2022(1)
Per share data:
Net asset value, beginning of period	$14.47	$14.67
Net investment income (loss)(2)	0.41	(0.17)
Net realized and unrealized gain (loss)(2)	0.17	0.01
Total from operations	0.58	(0.16)
Issuance of common stock(3)	(0.01)	(0.15)
Distributions declared from net investment income	(0.27)	—
Total increase (decrease) in net assets	0.30	(0.31)
Net asset value, end of period	$14.77	$14.36
Shares outstanding, end of period	84,777,417	22,118,981
Total Return(4)	3.9%	(2.1)%
Ratios / Supplemental Data
Ratio of total expenses to average net assets	14.1%	7.9%
Ratio of net investment income to average net assets	11.3%	(3.1)%
Net assets, end of period	$1,252,044	$317,716
Weighted-average shares outstanding	84,737,073	8,089,515
Total capital commitments, end of period	$4,051,416	$1,519,548
Ratio of total contributed capital to total committed capital, end of period	30.1%	21.1%
Portfolio turnover rate	0.4%	—%
Year of formation	2021	2021
(1)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.
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
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events to disclose except for the following:
Capital Drawdown

Owl Rock Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
On April 25, 2023, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 20,040,080 shares of the Company’s common stock, par value $0.01 per share, which closed on May 8, 2023, for an aggregate offering price of $300 million.
Dividend
On May 9, 2023, the Board declared a distribution of 90% of estimated second quarter investment company taxable income, if any, for shareholders of record on June 30, 2023, payable on or before August 15, 2023.

Investor Commitments
As of May 10, 2023, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $2.5 billion undrawn), of which $53.3 million is from entities affiliated with or related to the Adviser (approximately $15.7 million undrawn).

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
We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of the listing of our common stock on a national securities exchange (an "Exchange Listing") and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. The initial closing of the Private Offering occurred on December 1, 2021 (the “Initial Closing”). As of March 31, 2023, we had $4.1 billion in total Capital Commitments from investors, of which $53.3 million is from entities affiliated with or related to our Adviser. The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940 (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
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
Blue Owl consists of three divisions: (1) Owl Rock, which focuses on direct lending, (2) Dyal, which focuses on providing capital to institutional alternative asset managers and (3) Oak Street, which focuses on real estate strategies. Owl Rock is comprised of the Adviser, Owl Rock Capital Advisors LLC (“ORCA”), Owl Rock Technology Advisors LLC ("ORTA"), Owl Rock Capital Private Fund Advisors LLC (“ORCPFA”), and Owl Rock Diversified Advisors LLC (“ORDA” and together with the Adviser, ORCA, ORTA, ORCPFA, and ORDA, the "Owl Rock Advisers"), which also are investment advisers. As of March 31, 2023, the Adviser and its affiliates had $71.6 billion of assets under management across the Owl Rock division of Blue Owl. The Owl Rock Advisers are investment advisers.
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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments, including publicly traded debt instruments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through March 31, 2023, our Adviser or its affiliates have originated $74.5 billion aggregate principal amount of investments across multiple industries, of which $71.0 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We target portfolio companies where we can structure larger transactions. As of March 31, 2023, our average investment size in each of our portfolio companies was approximately $41 million based on fair value. As of March 31, 2023, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 78.3% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $908 million, weighted average annual EBITDA of $170 million and a weighted average enterprise value of $5.2 billion. As of March 31, 2023, investments we classify as growth capital represented 17.3% of our total portfolio based on fair value and these portfolio companies had a weighted average enterprise value of $11.9 billion.
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
Limited Availability of Capital for Technology Companies. We believe that technology companies have limited access to capital, driven by a lack of dedicated pools of capital focused on technology companies and a reduction in activity from commercial and investment banks as a result of regulatory and structural factors, industry consolidation and general risk aversion. Traditional lenders, such as commercial and investment banks, generally do not have flexible product offerings that meet the needs of technology-related companies. In recent years, many commercial and investment banks have focused their efforts and resources on lending to large corporate clients and managing capital markets transactions rather than lending to technology-related companies. In addition, these lenders may be constrained in their ability to underwrite and hold loans and high yield securities, as well as their ability to provide equity financing, as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of scaled market participants that are willing to provide and hold meaningful amounts of a customized financing solution for technology companies. As a result, we believe our focus on technology-related companies and our ability to invest across the capital structure, coupled with a limited supply of capital providers, presents an attractive opportunity to invest in technology companies.
Capital Markets Have Been Unable to Fill the Void Left by Banks. Access to underwritten bond and syndicated loan markets is challenging for many technology companies due to loan size and liquidity. For example, high yield bonds are generally purchased by institutional investors such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are highly focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Advisor has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Robust Demand for Debt Capital. According to Gartner, a research and advisory company, global technology spend was $4.4 trillion in 2022 and is expected to grow to more than $4.5 trillion in 2023. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the dislocation caused by the COVID-19 pandemic and the increased market turbulence and uncertain economic backdrop in 2022, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.5 trillion as of December 2022, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.

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
Portfolio and Investment Activity
As of March 31, 2023, based on fair value, our portfolio consisted of 75.2% first lien senior secured debt investments (of which 38% we consider to be unitranche debt investments (including “last out” portions of such loans)), 6.6% second lien senior secured debt investments, 2.3% unsecured debt investments, 13.2% preferred equity investments, and 2.7% common equity investments.
As of March 31, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 11.6% and 11.6%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 12.1% and 12.1%, respectively.
As of March 31, 2023, we had investments in 69 portfolio companies with an aggregate fair value of $2.8 billion. As of March 31, 2023, we had net leverage of 1.23x debt-to-equity.
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
Many of the companies in which we invest have experienced relief and are expecting improved profitability from earlier supply chain disruptions resulting from the pandemic, the war between Russia and Ukraine and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. However, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We have also continued to invest in specialty financing portfolio companies, including Amergin, Fifth Season, and LSI Financing. These companies may use our capital to support acquisitions which could lead to increased dividend income. See "Specialty Financing Portfolio Companies."
We are continuing to monitor the effect that market volatility, including as a result of a rising interest rate environment and uncertainty in the banking sector may have on our portfolio companies and our investment activities. Although we anticipate that a shift in consumer demand may lead to a contraction in the economy, we believe that the rapid rise in interest rates will meaningfully benefit our net investment income as we continue to see the impact of interest rates exceeding our interest rate floors.
Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended March 31,
($ in thousands)	2023	2022
New investment commitments
Gross originations	$321,604	$327,440
Less: Sell downs	—	—
Total new investment commitments	$321,604	$327,440
Principal amount of investments funded:
First-lien senior secured debt investments	$274,623	$127,886
Second-lien senior secured debt investments	—	17,941
Unsecured debt investments	—	44,297
Preferred equity investments	15,040	116,203
Common equity investments	1,486	—
Total principal amount of investments funded	$291,149	$306,327
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(9,242)	$—
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Preferred equity investments	—	—
Common equity investments	—	—
Total principal amount of investments sold or repaid	$(9,242)	$—
Number of new investment commitments in new portfolio companies(1)	4	16
Average new investment commitment amount	$76,270	$18,202
Weighted average term for new debt investment commitments (in years)	6.3	5.6
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%
Weighted average interest rate of new debt investment commitments(2)	12.4%	7.1%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	7.5%	6.1%

(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)For the three months ended March 31, 2023, assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.91% as of March 31, 2023.

The table below presents our our investments as of the following periods:

	March 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$2,097,101	$2,107,907	$1,812,475	$1,812,277
Second-lien senior secured debt investments	186,567	185,037	186,424	184,788
Unsecured debt investments	65,268	63,043	63,815	58,859
Preferred equity investments(2)	375,913	368,697	345,327	337,069
Common equity investments(3)	74,096	74,195	71,588	71,541
Total Investments	$2,798,945	$2,798,879	$2,479,629	$2,464,534
(1)38% and 38% of which we consider unitranche loans as of March 31, 2023 and December 31, 2022, respectively.
(2)Includes equity investment in LSI Financing 1 DAC
(3)Includes equity investments in Amergin AssetCo and Fifth Season
We use GICS for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
Aerospace & Defense	2.4%	2.7%
Application Software	21.3	19.0
Beverages	0.4	0.4
Capital Markets	0.4	0.4
Commercial Services & Supplies	0.7	0.8
Construction & Engineering	0.3	0.3
Consumer Finance	0.6	0.6
Diversified Consumer Services	0.4	0.4
Diversified Financial Services(1)	6.2	6.8
Diversified Support Services	0.9	1.0
Electrical Equipment	4.4	5.1
Food & Staples Retailing	5.1	5.8
Health Care Equipment & Supplies	1.6	—
Health Care Technology	7.5	8.3
Health Care Providers & Services	4.3	4.9
Insurance(2)	4.2	3.6
IT Services	5.1	5.6
Pharmaceuticals(3)	1.4	0.9
Professional Services	0.8	0.9
Specialty Retail	0.3	1.2
Systems Software	31.7	31.3
Total	100.0%	100.0%
(1)Includes equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of the following periods:

	March 31, 2023	December 31, 2022
United States:
Midwest	5.3%	6.0%
Northeast	26.0	25.8
South	33.2	32.3
West	28.6	28.9
International	6.9	7.0
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	March 31, 2023	December 31, 2022
Weighted average total yield of portfolio	11.6%	10.9%
Weighted average total yield of debt and income producing securities	12.1%	11.5%
Weighted average interest rate of debt securities	11.4%	10.7%
Weighted average spread over base rate of all floating rate investments	6.6%	6.4%
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

The Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios. The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Investment Committee.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	March 31, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$3,146	0.1%	$3,101	0.1%
2	2,776,309	99.2	2,441,892	99.1
3	19,424	0.7	19,541	0.8
4	—	—	—	—
5	—	—	—	—
Total	$2,798,879	100.0%	$2,464,534	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,348,936	100.0%	$2,062,714	100.0%
Non-accrual	—	—	—	—
Total	$2,348,936	100.0%	$2,062,714	100.0%
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
Fifth Season Investments LLC (fka Chapford SMA Partnership, L.P.)
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $5.2 million equity commitment to Fifth Season. We increased our investment in Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022, November 29, 2022, and February 9, 2023 by $20.6 million, $0.5 million, $2.1 million, $2.0 million, and $1,5 million,, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. The Company does not consolidate its interest in Fifth Season.
LSI Financing 1 DAC
LSI Financing 1 DAC, a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made a $6.2 million investment in LSI Financing. We increased our investment in LSI Financing on February 17, 2023, February 24, 2023, and March 16, 2023 by $2.8 million, $0.3 million and $11.9 million, respectively.Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
Results of Operations
The table below represents the operating results for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022(1)
Total Investment Income	$77,481	$2,170
Less: Expenses	42,892	3,535
Net Investment Income (Loss) Before Taxes	$34,589	$(1,365)
Less: Income taxes, including excise taxes	154	—
Net Investment Income (Loss) After Taxes	$34,435	$(1,365)
Net change in unrealized gain (loss)	13,304	(4)
Net realized gain (loss)	1,251	67
Net Increase (Decrease) in Net Assets Resulting from Operations	$48,990	$(1,302)
(1)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three months ended March 31, 2023, our net asset value per share increased, primarily driven by market spreads tightening.

Investment Income
The table below presents the investment income for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Interest income	$61,049	$989
Payment-in-kind interest income	2,768	190
Dividend income	13,035	908
Other income	629	83
Total investment income	$77,481	$2,170
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Three Months Ended March 31, 2023 and 2022
Investment income was $77.5 million for the three months ended March 31, 2023 including PIK interest income of $2.8 million, dividend income of $13.0 million, and other income of $0.6 million primarily from incremental fee income, which are fees that are generally available to us as a result of closing investment and generally paid at the time of closing. Investment income increased from $1.0 million for the three months ended March 31, 2022 including PIK interest income of $0.2 million, dividend income of $0.9 million, and other income of $0.1 million as a result of an increase in our investment portfolio. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022(1)
Interest expense	$25,951	$308
Management fees	11,106	2,317
Incentive fees	3,837	6
Offering expenses	50	50
Professional fees	849	303
Directors' fees	196	274
Other general and administrative	903	277
Total expenses	$42,892	$3,535
(1)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the Three Months Ended March 31, 2023 and 2022
For the three months ended March 31, 2023 total expenses were $42.9 million, primarily due to interest expense, incurred management fees, professional fees, and director's fees. Total expenses increased from $3.5 million for the three months ended March 31, 2022, primarily as a result of an increase in the size of our investment portfolio.
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
For the three months ended March 31, 2023, we accrued U.S federal excise taxes of $154 thousand. We did not accrue U.S. federal excise tax for the three months ended March 31, 2022.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2023, the Company recorded a net tax benefit of approximately $1 thousand.
The Company recorded a net deferred tax liability of $1 thousand as of March 31, 2023, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Net change in unrealized gain (loss) on investments	$13,945	$63
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(639)	(67)
Income tax (provision) benefit	$(2)	$—
Net change in unrealized gain (loss)	$13,304	$(4)
For the Three Months Ended March 31, 2023 and 2022
For the three months ended March 31, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our investments compared to December 31, 2022. The primary drivers of our portfolio’s unrealized gains were current market conditions, including credit spreads tightening across the broader market. For the three months ended March 31, 2022, the net unrealized gain on investments was primarily driven by an increase in the fair value of our investments compared to the initial purchase. The primary drivers of our portfolio’s unrealized gains were current market conditions compared to the initial purchase.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2023 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in thousands)
Affirm, Inc.	1,920
Kaseya Inc.	1,154
SailPoint Technologies Holdings, Inc.	1,038
Zendesk, Inc.	937
Computer Services, Inc. (dba CSI)	879
Avalara, Inc.	807
Minerva Holdco, Inc.	655
Circana Group, L.P. (fka The NPD Group, L.P.)	648
ManTech International Corporation	644
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	(992)
Remaining portfolio companies	6,255
Total	$13,945

Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following period were:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Net realized gain (loss) on investments	$(2)	$—
Net realized gain (loss) on foreign currency transactions	1,253	68
Net realized gain (loss)	$1,251	$68

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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, or issue debt securities. Additional financings could include unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2023 and December 31, 2022, the Company’s asset coverage was 178% and 196%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.75x-1.25x. For the three months ended March 31, 2023, our weighted average cost of debt was 7.0%.
Cash as of March 31, 2023, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funds for long-term cash needs will come from unused net proceeds from financing activities and our capital commitments. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of March 31, 2023, we had $56.2 million in cash. During the three months ended March 31, 2023, we used $0.3 billion in cash for operating activities, primarily as a result of funding portfolio investments of $0.3 billion. Cash provided by financing activities was $0.3 billion during the period, primarily from borrowings on debt.
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

The Company did not deliver capital call notices to investors for the three months ended March 31, 2023.
The Company delivered the capital call notices to investors during the following period:

	For the Three Months Ended March 31, 2022
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
January 28, 2022	February 11, 2022	8,710,668	125,000
March 16, 2022	March 29, 2022	10,408,213	150,000
Total		19,118,881	275,000
Distributions
The table below reflects the distributions declared on shares of our common stock during the following period:

	For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	May 15, 2023	$0.27
We did not declare distributions on shares of our common stock for the three months ended March 31, 2022.
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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following period:

	For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 30, 2022	January 31, 2023	121,031
We did not issue common stock pursuant to the dividend reinvestment plan for the three months ended March 31, 2022.

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	March 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$800,000	$800,000	$—	$797,731
Revolving Credit Facility	625,000	197,950	366,932	192,490
SPV Asset Facility I	700,000	450,000	132,845	443,131
SPV Asset Facility II	300,000	150,000	91,530	147,265
Total Debt	$2,425,000	$1,597,950	$591,307	$1,580,617
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, and SPV Asset Facility II are presented net of unamortized debt issuance costs of $2.3 million, $5.5 million, $6.9 million, and $2.7 million respectively.

	December 31, 2022
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Subscription Credit Facility	800,000	770,015	29,985	767,139
Revolving Credit Facility	625,000	126,377	498,623	120,667
SPV Asset Facility I	600,000	300,000	54,288	293,878
SPV Asset Facility II	300,000	50,000	5,637	47,119
Total Debt	2,325,000	1,246,392	588,533	1,228,803
(1)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, and SPV Asset Facility II are presented net of unamortized debt issuance costs of $2.9 million, $5.7 million, $6.1 million, and $2.9 million respectively.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Interest expense	$24,629	$221
Amortization of debt issuance costs	1,322	87
Total Interest Expense	$25,951	$308
Average interest rate	7.0%	2.9%
Average daily borrowings	$1,417,369	$30,406
Subscription Credit Facility
On February 18, 2022 we entered into a revolving credit facility (the “Subscription Credit Facility”) with Wells Fargo Bank, National Association as administrative agent and as the lender.
The maximum principal amount of the Subscription Credit Facility is $800 million (increased from $700 million to $800 million on December 16, 2022), subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting us to increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1.5 billion, if the existing or new lenders agree to commit to such increase. On January 4, 2023, we entered into an amendment to the Subscription Credit Facility, which (i) decreased the aggregate principal amount of outstanding swingline loans under the Subscription Credit Facility from $100 million to $50 million and (ii) decreased the letter of credit sublimit under the Subscription Credit Facility from 20% to 0% of the maximum commitment.
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
SPV Asset Facility I
On July 15, 2022 (the “SPV Asset Facility I Closing Date”), Athena Funding I LLC (“Athena Funding I”), a Delaware limited liability company and our newly formed subsidiary entered into a Credit Agreement (the “SPV Asset Facility I”), with Athena Funding I, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto (the “SPV Asset Facility I Lenders”). The parties to the SPV Asset Facility I entered into various amendments, including those relating to the calculation of principal collateralization amounts. The following describes the terms of SPV Asset Facility I as amended through February 23, 2023.
From time to time, we expect to sell and contribute certain investments to Athena Funding I pursuant to a Sale and Contribution Agreement by and between us and Athena Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Athena Funding I, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Athena Funding I through our ownership of Athena Funding I. The initial maximum principal amount which may be borrowed under the Credit Facility is $700 million (increased from $600 million to $700 million on February 22, 2023) which, subject to the satisfaction of certain conditions, may be increased to up to $1 billion. The availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding I’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
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
The SPV Asset Facility I contains customary covenants, including certain maintenance covenants, and events of default. Athena Funding I is required to obtain a minimum post-closing rating of the SPV Asset Facility I within six months of the SPV Asset Facility I Closing Date, subject to certain terms and conditions. The SPV Asset Facility I is secured by a perfected first priority security interest in the assets of Athena Funding I and on any payments received by Athena Funding I in respect of those assets. Assets pledged to the SPV Asset Facility I Lenders will not be available to pay our debts.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents our outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	March 31, 2023	December 31, 2022
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$9,103	$10,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	9,518	9,652
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	1,515	1,515
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273	2,273
Anaplan, Inc.	First lien senior secured revolving loan	9,421	9,421
Appfire Technologies, LLC	First lien senior secured revolving loan	770	770
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	7,326	8,183
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	768	747
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	436	436
Avalara, Inc.	First lien senior secured revolving loan	10,455	10,455
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	4,693	5,322
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	5,792	6,716
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	7,792	7,973
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	3,789	3,789
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	3,789	3,789
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	7,572	—
Coupa Holdings, LLC	First lien senior secured revolving loan	5,798	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3,732	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	19,934
Grayshift, LLC	First lien senior secured revolving loan	5,806	5,806
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	4,963	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	1,514	2,010
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,580	652
Juniper Square, Inc.	First lien senior secured revolving loan	2,250	2,250
Kaseya Inc.	First lien senior secured delayed draw term loan	4,725	4,725
Kaseya Inc.	First lien senior secured revolving loan	4,725	4,725
ManTech International Corporation	First lien senior secured delayed draw term loan	16,000	16,000
ManTech International Corporation	First lien senior secured revolving loan	8,600	8,600
Natural Partners, LLC	First lien senior secured revolving loan	681	681
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	13,352	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954	954
Ping Identity Holding Corp.	First lien senior secured revolving loan	9,091	9,091
Rubrik, Inc.	First lien senior secured delayed draw term loan	1,857	1,857
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	13,075	13,075
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	2,572	2,572

Portfolio Company	Investment	March 31, 2023	December 31, 2022
Smarsh Inc.	First lien senior secured delayed draw term loan	3,238	3,238
Smarsh Inc.	First lien senior secured revolving loan	207	1,619
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	196	118
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
Zendesk, Inc.	First lien senior secured delayed draw term loan	22,915	22,915
Zendesk, Inc.	First lien senior secured revolving loan	9,435	9,435
Total Unfunded Portfolio Company Commitments		$230,527	$224,510
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
As of March 31, 2023, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $2.8 billion undrawn), of which $53.3 million is from entities affiliated with or related to the Adviser (approximately $19.6 million undrawn). As of December 31, 2022, the Company had approximately $3.5 billion in total Capital Commitments from investors (approximately $2.3 billion undrawn), of which $50.5 million is from entities affiliated with or related to the Adviser (approximately $16.9 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2023, management was not aware of any pending or threatened litigation.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of March 31, 2023, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	800,000	800,000	—	—	—
Revolving Credit Facility	197,950	—	—	197,950	—
SPV Asset Facility I	450,000	—	—	—	450,000
SPV Asset Facility II	150,000	—	—	150,000	—
Total Contractual Obligations	$1,597,950	$800,000	$—	$347,950	$450,000
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
Rule 2a-5 under the 1940 Act was adopted by the SEC in January 2021 and establishes requirements for determining fair value in good faith for purposes of the 1940 Act. The Company complied with the mandatory provisions of Rule 2a-5 by the September 2022 compliance date. Additionally, commencing with the fourth quarter of 2022, pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.

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
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through March 31, 2023. The 2021 tax year remains subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
Capital Drawdown
On April 25, 2023, the Company delivered a capital drawdown notice to its investors relating to the sale of approximately 20,040,080 shares of the Company’s common stock, par value $0.01 per share, which closed on May 8, 2023, for an aggregate offering price of $300 million.
Dividend
On May 9, 2023, the Board declared a distribution of 90% of estimated second quarter investment company taxable income, if any, for shareholders of record on June 30, 2023, payable on or before August 15, 2023.
Investor Commitments
As of May 10, 2023, we had approximately $4.1 billion in total Capital Commitments from investors (approximately $2.5 billion undrawn), of which $53.3 million is from entities affiliated with or related to the Adviser (approximately $15.7 million undrawn).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk, credit risk and inflation risk.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
In a low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.

Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As of March 31, 2023, 99.3% of our debt investments based on fair value were floating rates. Additionally, the weighted average floating rate floor, based on fair value, of our debt investments was 0.8%. The Subscription Credit Facility and Revolving Credit Facility bear interest at variable interest rates with an interest rate floor of 0.0%.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$71,359	$47,938	$23,421
Up 200 basis points	$47,573	$31,959	$15,614
Up 100 basis points	$23,786	$15,979	$7,807
Up 50 basis points	$11,893	$7,990	$3,903
Down 50 basis points	$(11,893)	$(7,990)	$(3,903)
Down 100 basis points	$(23,786)	$(15,979)	$(7,807)

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
Inflation Risk
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. We and our portfolio companies may also be subject to risk arising from a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution may cause a series of defaults by the other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries with which we interact in the conduct of our business. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
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
Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which adversely impact our results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than the share issues pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain 8-Ks filed with the SEC. On January 31, 2023, pursuant to our dividend reinvestment plan, we issued 121,031 shares of our common stock, at a price of $14.33 per share, to stockholders of record as of December 30, 2022 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.
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
10.1
First Amendment to Credit Agreement, dated as of January 20, 2023, among Athena Funding I LLC, as Borrower, Société Générale, as Administrative Agent, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Custodian, Alter Domus (US) LLC, as Document Custodian, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on January 25, 2023).

10.2
Second Amendment to Credit Agreement, dated as of February 22, 2023, among Athena Funding I LLC, as Borrower, Société Générale, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on February 27, 2023).

10.3*
First Amendment to Revolving Credit Agreement dated January 4, 2023, between Owl Rock Technology Finance Corp. II as the Initial borrower, Wells Fargo Bank, National Association, as the Administrative Agent, Letter of Credit Issuer and a Lender, and Wells Fargo Securities, LLC, as the Sole Bookrunner and the Sole Lead Arranger.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________
*Filed herein
**Furnished herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Owl Rock Technology Finance Corp. II

Date: May 10, 2023	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Owl Rock Technology Finance Corp. II

Date: May 10, 2023	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer