Form 10-Q
period 2023-06-30
Blue Owl Technology Finance Corp. II
filed 2023-08-09
CIK 1889668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
Commission File Number 000-55977
______________________________________________________________________________
BLUE OWL TECHNOLOGY FINANCE CORP. II
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of August 9, 2023, the registrant had 105,016,062 shares of common stock, $0.01 par value per share, outstanding.

i

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blue Owl Technology Finance Corp. II (the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
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
•the impact of rising interest rates, elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems, and the risk of recession on our business prospects and the prospects of our portfolio companies;
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
•the ability of Blue Owl Technology Credit Advisors II LLC (“the Adviser” or “our Adviser”) to locate suitable investments for us and to monitor and administer our investments;
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

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data

Blue Owl Technology Finance Corp. II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $2,966,861 and $2,447,946, respectively)	$2,957,006	$2,432,901
Non-controlled, affiliated investments (amortized cost of $56,387 and $31,683, respectively)	56,332	31,633
Total investments at fair value (amortized cost of $3,023,248 and $2,479,629, respectively)	3,013,338	2,464,534
Cash	56,896	28,065
Interest receivable	22,059	19,616
Dividend income receivable	1,368	173
Subscription receivable	—	880
Prepaid expenses and other assets	492	564
Total Assets	$3,094,153	$2,513,832
Liabilities
Debt (net of unamortized debt issuance costs of $16,908 and $17,589, respectively)	$1,479,905	$1,228,803
Management fee payable	11,735	8,986
Distribution payable	25,800	13,527
Incentive fee payable	4,263	2,622
Payables to affiliates	1,760	2,030
Payable for investments purchased	4,950	27,731
Accrued expenses and other liabilities	8,675	5,555
Total Liabilities	$1,537,088	$1,289,254
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 105,016,062 and 84,656,386 shares issued and outstanding, respectively	$1,050	$847
Additional paid-in-capital	1,523,045	1,218,582
Total accumulated undistributed earnings	32,970	5,149
Total Net Assets	1,557,065	1,224,578
Total Liabilities and Net Assets	$3,094,153	$2,513,832
Net Asset Value Per Share	$14.83	$14.47

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022(1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$71,109	$5,115	$132,158	$6,103
Payment-in-kind interest income	5,334	737	8,102	927
Dividend income	4,884	—	4,884	—
Payment-in-kind dividend income	5,260	2,766	18,295	3,674
Other income	329	97	958	180
Total investment income from non-controlled, non-affiliated investments	86,916	8,715	164,397	10,884
Investment income from non-controlled, affiliated investments:
Dividend income	557	—	557	—
Total investment income from non-controlled, affiliated investments	557	—	557	—
Total Investment Income	87,473	8,715	164,954	10,884
Expenses
Interest expense	$30,778	$2,187	$56,729	$2,495
Management fees	11,735	3,819	22,841	6,136
Incentive fees	4,253	(6)	8,090	—
Offering expenses	30	68	80	117
Professional fees	1,106	326	1,955	601
Directors' fees	197	266	393	541
Other general and administrative	911	570	1,814	875
Total Expenses	49,010	7,230	91,902	10,765
Net Investment Income (Loss) Before Taxes	38,463	1,485	73,052	119
Income tax expense (benefit), including excise tax expense (benefit)	88	—	242	—
Net Investment Income (Loss) After Taxes	38,375	1,485	72,810	119
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$(10,369)	$(9,238)	$3,568	$(9,175)
Non-controlled, affiliated investments	(12)	—	(4)	—
Translation of assets and liabilities in foreign currencies	(54)	(90)	(693)	(157)
Income tax (provision) benefit	(2)	—	(4)	—
Total Net Change in Unrealized Gain (Loss)	(10,437)	(9,328)	2,867	(9,332)
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$—	$24	$(2)	24
Foreign currency transactions	(172)	(64)	1,081	$4
Total Net Realized Gain (Loss)	(172)	(40)	1,079	28
Total Net Realized and Change in Unrealized Gain (Loss)	$(10,609)	$(9,368)	$3,946	$(9,304)
Net Increase (Decrease) in Net Assets Resulting from Operations	$27,766	$(7,883)	$76,756	$(9,185)
Earnings (Loss) Per Share - Basic and Diluted	$0.29	$(0.35)	$0.85	$(0.59)
Weighted Average Shares Outstanding - Basic and Diluted	96,771,850	22,817,928	90,787,707	15,494,408
(1)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
ManTech International Corporation(9)	First lien senior secured loan	S +	5.75%	9/2029	$67,192	$65,954	$66,520	4.3%
ManTech International Corporation(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	—	(142)	—	—%
ManTech International Corporation(14)(15)	First lien senior secured revolving loan	S +	5.75%	9/2028	—	(149)	(86)	—%
					67,192	65,663	66,434	4.3%
Application Software
Anaplan, Inc.(8)	First lien senior secured loan	S +	6.50%	6/2029	130,890	129,728	130,890	8.4%
Anaplan, Inc.(14)(15)	First lien senior secured revolving loan	S +	6.50%	6/2028	—	(78)	—	—%
Armstrong Bidco Limited (dba The Access Group)(12)(21)	First lien senior secured loan	SA +	5.25%	6/2029	6,756	6,392	6,705	0.4%
Armstrong Bidco Limited (dba The Access Group)(12)(14)(16)(21)	First lien senior secured delayed draw term loan	SA +	5.25%	6/2025	3,097	2,928	3,084	0.2%
Avalara, Inc.(9)	First lien senior secured loan	S +	7.25%	10/2028	104,545	103,117	104,023	6.7%
Avalara, Inc.(14)(15)	First lien senior secured revolving loan	S +	7.25%	10/2028	—	(139)	(52)	—%
CDK Global, Inc.(5)(9)	First lien senior secured loan	S +	4.25%	7/2029	19,900	19,367	19,831	1.3%
Community Brands ParentCo, LLC(8)	First lien senior secured loan	S +	5.50%	2/2028	12,591	12,389	12,465	0.8%
Community Brands ParentCo, LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.50%	2/2024	—	(12)	—	—%
Community Brands ParentCo, LLC(14)(15)	First lien senior secured revolving loan	S +	5.50%	2/2028	—	(12)	(8)	—%
Coupa Holdings, LLC(8)	First lien senior secured loan	S +	7.50%	2/2030	84,811	82,744	82,691	5.3%
Coupa Holdings, LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	7.50%	8/2024	—	(90)	(95)	—%
Coupa Holdings, LLC(14)(15)	First lien senior secured revolving loan	S +	7.50%	2/2029	—	(137)	(145)	—%
Fullsteam Operations, LLC(9)	First lien senior secured delayed draw term loan	S +	7.50% (3.00% PIK)	10/2027	52,313	51,270	52,836	3.4%
Grayshift, LLC(8)(21)	First lien senior secured loan	S +	8.00%	7/2028	113,502	111,876	111,232	7.1%
Grayshift, LLC(14)(15)(21)	First lien senior secured revolving loan	S +	7.50%	7/2028	—	(48)	(116)	—%
Quartz Acquireco, LLC (dba Qualtrics)(8)	First lien senior secured loan	S +	3.50%	4/2030	5,000	4,951	4,950	0.3%
Zendesk, Inc.(9)	First lien senior secured loan	S +	7.00% (3.50% PIK)	11/2028	92,461	90,755	90,843	5.8%
Zendesk, Inc.(14)(15)(16)	First lien senior secured delayed draw term loan	S +	6.50%	11/2024	—	(766)	(172)	—%
Zendesk, Inc.(14)(15)	First lien senior secured revolving loan	S +	6.50%	11/2028	—	(170)	(165)	—%
					625,866	614,065	618,797	39.7%
Beverages
Innovation Ventures HoldCo, LLC(8)	First lien senior secured loan	S +	6.25%	3/2027	10,000	9,854	9,825	0.6%
					10,000	9,854	9,825	0.6%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Building products
EET Buyer, Inc. (dba e-Emphasys)(9)	First lien senior secured loan	S +	6.50%	11/2027	9,626	9,486	9,626	0.6%
EET Buyer, Inc. (dba e-Emphasys)(14)(15)	First lien senior secured revolving loan	S +	6.50%	11/2027	—	(12)	—	—%
					9,626	9,474	9,626	0.6%
Commercial Services & Supplies
SimpliSafe Holding Corporation(8)	First lien senior secured loan	S +	6.25%	5/2028	20,370	20,036	20,218	1.3%
SimpliSafe Holding Corporation(14)(15)(16)	First lien senior secured delayed draw term loan	S +	6.25%	5/2024	—	(21)	—	—%
					20,370	20,015	20,218	1.3%
Construction & Engineering
Dodge Construction Network LLC(9)	First lien senior secured loan	S +	4.75%	2/2029	9,900	9,774	7,920	0.5%
					9,900	9,774	7,920	0.5%
Consumer Finance
Affirm, Inc.(5)(21)(22)	Senior convertible notes	N/A		11/2026	25,000	18,314	18,475	1.2%
					25,000	18,314	18,475	1.2%
Diversified Consumer Services
Sophia, L.P.(8)	First lien senior secured loan	S +	4.25%	10/2027	9,900	9,819	9,875	0.6%
					9,900	9,819	9,875	0.6%
Diversified Financial Services
BTRS Holdings Inc. (dba Billtrust)(9)	First lien senior secured loan	S +	8.00%	12/2028	62,962	61,171	61,702	4.0%
BTRS Holdings Inc. (dba Billtrust)(9)(14)(16)	First lien senior secured delayed draw term loan	S +	8.00%	12/2024	1,280	1,280	1,173	0.1%
BTRS Holdings Inc. (dba Billtrust)(8)(14)	First lien senior secured revolving loan	S +	7.25%	12/2028	2,351	2,167	2,216	0.1%
Computer Services, Inc. (dba CSI)(9)	First lien senior secured loan	S +	6.75%	11/2029	124,688	122,343	123,129	7.9%
Hg Genesis 9 SumoCo Limited(11)(21)	Unsecured facility	E +	7.00% PIK	3/2027	48,376	48,557	48,376	3.1%
Juniper Square, Inc.(10)	First lien senior secured loan	S +	8.50% PIK	12/2026	35,361	34,510	34,654	2.2%
Juniper Square, Inc.(14)(15)	First lien senior secured revolving loan	S +	8.50%	12/2026	—	(39)	(45)	—%
Smarsh Inc.(10)	First lien senior secured loan	S +	6.50%	2/2029	25,905	25,687	25,775	1.7%
Smarsh Inc.(10)(14)(16)	First lien senior secured delayed draw term loan	S +	6.50%	2/2024	3,238	3,183	3,222	0.2%
Smarsh Inc.(14)(15)	First lien senior secured revolving loan	S +	6.50%	2/2029	—	(2)	(1)	—%
					304,161	298,857	300,201	19.3%
Diversified Support Services
CoreTrust Purchasing Group LLC(8)	First lien senior secured loan	S +	6.75%	10/2029	25,891	25,412	25,632	1.6%
CoreTrust Purchasing Group LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	6.75%	9/2024	—	(17)	—	—%
CoreTrust Purchasing Group LLC(14)(15)	First lien senior secured revolving loan	S +	6.75%	10/2029	—	(64)	(38)	—%
					25,891	25,331	25,594	1.6%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Electrical Equipment
BCPE Watson (DE) ORML, LP(10)(21)(24)	First lien senior secured loan	S +	6.50%	7/2028	125,000	123,913	124,375	8.0%
					125,000	123,913	124,375	8.0%
Food & Staples Retailing
Circana Group, L.P. (fka The NPD Group, L.P.)(8)	First lien senior secured loan	S +	6.25% (2.75% PIK)	12/2028	143,618	141,007	141,822	9.1%
Circana Group, L.P. (fka The NPD Group, L.P.)(8)(14)	First lien senior secured revolving loan	S +	5.75%	12/2027	725	575	612	—%
					144,343	141,582	142,434	9.1%
Health Care Equipment & Supplies
PerkinElmer U.S. LLC(9)	First lien senior secured loan	S +	6.75%	3/2029	45,669	44,789	44,870	2.9%
					45,669	44,789	44,870	2.9%
Health Care Providers & Services
Covetrus Inc.(9)	Second lien senior secured loan	S +	9.25%	10/2030	75,000	73,546	72,563	4.7%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(8)	First lien senior secured loan	S +	5.50%	3/2025	9,962	9,962	9,888	0.6%
Engage Debtco Limited(9)(21)	First lien senior secured loan	S +	5.75%	7/2029	20,000	19,555	19,650	1.3%
Natural Partners, LLC(9)(21)	First lien senior secured loan	S +	6.00%	11/2027	9,197	9,049	9,105	0.6%
Natural Partners, LLC(14)(15)(21)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(11)	(7)	—%
OneOncology LLC(9)	First lien senior secured loan	S +	6.25%	6/2030	7,937	7,818	7,810	0.5%
OneOncology LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	6.25%	12/2024	—	(18)	(10)	—%
OneOncology LLC(14)(15)	First lien senior secured revolving loan	S +	6.25%	6/2029	—	(24)	(25)	—%
TC Holdings, LLC (dba TrialCard)(10)	First lien senior secured loan	S +	5.00%	4/2027	8,839	8,769	8,839	0.6%
TC Holdings, LLC (dba TrialCard)(14)(15)	First lien senior secured revolving loan	S +	5.00%	4/2027	—	(8)	—	—%
Vermont Aus Pty Ltd(9)(21)	First lien senior secured loan	S +	5.50%	3/2028	9,875	9,671	9,727	0.6%
					140,810	138,309	137,540	8.9%
Health Care Technology
Athenahealth Group Inc.(5)(8)	First lien senior secured loan	S +	3.50%	2/2029	3,538	3,259	3,401	0.2%
Athenahealth Group Inc.(5)(14)(15)(16)	First lien senior secured delayed draw term loan	S +	3.50%	8/2023	—	(33)	(15)	—%
Color Intermediate, LLC(8)	First lien senior secured loan	S +	5.50%	10/2029	48,637	47,733	48,029	3.1%
Hyland Software, Inc.(5)(7)	First lien senior secured loan	L +	3.50%	7/2024	13,739	13,598	13,615	0.9%
Iconic IMO Merger Sub, Inc.(9)	First lien senior secured loan	S +	6.00%	5/2029	20,690	20,327	20,534	1.3%
Iconic IMO Merger Sub, Inc.(10)(14)(16)	First lien senior secured delayed draw term loan	S +	6.00%	5/2024	1,337	1,282	1,327	0.1%
Iconic IMO Merger Sub, Inc.(14)(15)	First lien senior secured revolving loan	S +	6.00%	5/2028	—	(40)	(19)	—%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Imprivata, Inc.(8)	Second lien senior secured loan	S +	6.25%	12/2028	17,647	17,470	17,382	1.1%
Interoperability Bidco, Inc. (dba Lyniate)(9)	First lien senior secured loan	S +	7.00%	12/2026	28,337	28,198	28,054	1.8%
Interoperability Bidco, Inc. (dba Lyniate)(9)(14)	First lien senior secured revolving loan	S +	7.00%	12/2024	677	661	654	—%
PointClickCare Technologies, Inc.(9)(21)	First lien senior secured loan	S +	4.00%	12/2027	9,875	9,755	9,875	0.6%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(5)(8)	First lien senior secured loan	S +	3.25%	3/2028	11,808	11,307	11,528	0.7%
					156,285	153,517	154,365	9.8%
Insurance
AmeriLife Holdings LLC(10)	First lien senior secured loan	S +	5.75%	8/2029	18,091	17,763	17,910	1.2%
AmeriLife Holdings LLC(10)(14)(16)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	3,015	2,948	2,985	0.2%
AmeriLife Holdings LLC(10)(14)	First lien senior secured revolving loan	S +	5.75%	8/2028	379	340	356	—%
Asurion, LLC(5)(7)	First lien senior secured loan	L +	3.00%	11/2024	18,718	18,068	18,688	1.2%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(9)	First lien senior secured loan	S +	7.50%	3/2029	37,324	36,407	36,577	2.3%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(14)(15)	First lien senior secured revolving loan	S +	7.50%	3/2029	—	(89)	(75)	—%
					77,527	75,437	76,441	4.9%
IT Services
Kaseya Inc.(8)	First lien senior secured loan	S +	6.25% (2.50% PIK)	6/2029	78,050	76,648	77,855	5.0%
Kaseya Inc.(8)(14)(16)	First lien senior secured delayed draw term loan	S +	6.25% (2.50% PIK)	6/2024	288	245	288	—%
Kaseya Inc.(8)(14)	First lien senior secured revolving loan	S +	5.75%	6/2029	1,181	1,101	1,169	0.1%
					79,519	77,994	79,312	5.1%
Life Sciences Tools & Services
Bracket Intermediate Holding Corp.(9)	First lien senior secured loan	S +	5.00%	5/2028	35,000	33,976	34,300	2.2%
					35,000	33,976	34,300	2.2%
Pharmaceuticals
Foundation Consumer Brands, LLC(9)	First lien senior secured loan	S +	6.25%	2/2027	18,354	18,056	18,354	1.1%
Pacific BidCo Inc.(9)(21)	First lien senior secured loan	S +	5.75%	8/2029	8,590	8,395	8,461	0.5%
Pacific BidCo Inc.(14)(15)(16)(21)	First lien senior secured delayed draw term loan	S +	5.75%	8/2025	—	(10)	(2)	—%
					26,944	26,441	26,813	1.6%
Professional Services
Proofpoint, Inc.(5)(8)	First lien senior secured loan	S +	3.25%	8/2028	3,215	3,114	3,143	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(9)	First lien senior secured loan	S +	6.50%	5/2026	62,154	61,705	61,688	4.0%
Sensor Technology Topco, Inc. (dba Humanetics)(11)	First lien senior secured EUR term loan	E +	6.75%	5/2026	12,207	12,066	12,115	0.8%
Sensor Technology Topco, Inc. (dba Humanetics)(11)(14)	First lien senior secured revolving loan	E +	6.75%	5/2026	1,124	1,085	1,083	0.1%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Sovos Compliance, LLC(5)(8)	First lien senior secured loan	S +	4.50%	8/2028	19,650	19,251	18,921	1.2%
					98,350	97,221	96,950	6.3%
Systems Software
Appfire Technologies, LLC(9)	First lien senior secured loan	S +	5.50%	3/2027	2,008	1,997	1,998	0.1%
Appfire Technologies, LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.50%	6/2024	—	(55)	—	—%
Appfire Technologies, LLC(14)(15)	First lien senior secured revolving loan	S +	5.50%	3/2027	—	(10)	(4)	—%
Barracuda Networks, Inc.(5)(9)	First lien senior secured loan	S +	4.50%	8/2029	44,775	43,564	43,132	2.8%
Barracuda Networks, Inc.(9)	Second lien senior secured loan	S +	7.00%	8/2030	55,875	54,314	53,500	3.4%
ConnectWise, LLC(5)(7)	First lien senior secured loan	L +	3.50%	9/2028	3,105	3,005	3,017	0.2%
Delta TopCo, Inc. (dba Infoblox, Inc.)(10)	Second lien senior secured loan	S +	7.25%	12/2028	24,464	21,580	23,730	1.5%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(8)	Second lien senior secured loan	S +	6.75%	11/2027	20,000	19,803	16,750	1.1%
Oranje Holdco, Inc. (dba KnowBe4)(9)	First lien senior secured loan	S +	7.75%	2/2029	106,818	105,273	105,216	6.9%
Oranje Holdco, Inc. (dba KnowBe4)(14)(15)	First lien senior secured revolving loan	S +	7.75%	2/2029	—	(187)	(200)	—%
Ping Identity Holding Corp.(8)	First lien senior secured loan	S +	7.00%	10/2029	90,909	89,646	90,000	5.9%
Ping Identity Holding Corp.(14)(15)	First lien senior secured revolving loan	S +	7.00%	10/2028	—	(120)	(91)	—%
Rubrik, Inc.(10)	First lien senior secured loan	S +	7.00%	6/2027	28,269	27,806	28,057	1.8%
Rubrik, Inc.(10)(14)	First lien senior secured delayed draw term loan	S +	7.00%	6/2027	2,330	2,330	2,306	0.1%
SailPoint Technologies Holdings, Inc.(8)	First lien senior secured loan	S +	6.25%	8/2029	136,920	134,297	135,209	8.7%
SailPoint Technologies Holdings, Inc.(14)(15)	First lien senior secured revolving loan	S +	6.25%	8/2028	—	(223)	(163)	—%
Securonix, Inc.(9)	First lien senior secured loan	S +	6.50%	4/2028	19,774	19,610	19,082	1.2%
Securonix, Inc.(14)(15)	First lien senior secured revolving loan	S +	6.50%	4/2028	—	(28)	(125)	—%
Sophos Holdings, LLC(5)(7)(21)	First lien senior secured loan	L +	3.50%	3/2027	14,840	14,331	14,708	0.9%
Talon MidCo 2 Limited (dba Tufin)(9)(21)	First lien senior secured loan	S +	7.69%	8/2028	28,026	27,543	27,536	1.8%
Talon MidCo 2 Limited (dba Tufin)(14)(15)(21)	First lien senior secured revolving loan	S +	7.00%	8/2028	—	(24)	(24)	—%
					578,113	564,452	563,634	36.4%
Total non-controlled/non-affiliated portfolio company debt investments					$2,615,466	$2,558,797	$2,567,999	164.9%

Equity Investments
Application Software
6Sense Insights, Inc.(19)(22)	Series E-1 Preferred Stock	N/A		N/A	316,128	10,001	8,364	0.5%
Project Alpine Co-Invest Fund, LP(19)(21)(22)	LP Interest	N/A		N/A	$9,695	9,695	10,633	0.7%
Zoro TopCo, L.P.(19)(22)	Class A Common Units	N/A		N/A	1,051,383	10,514	10,514	0.7%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Zoro TopCo, Inc.(13)(19)	Series A Preferred Stock		12.50% PIK	N/A	12,617	13,163	13,285	0.9%
						43,373	42,796	2.8%
Capital Markets
Acorns Grow Incorporated(13)(18)(19)(21)	Series F Preferred Stock		5.00% PIK	N/A	572,135	10,715	10,367	0.7%
						10,715	10,367	0.7%
Diversified Financial Services
Amergin Asset Management, LLC(19)(21)(22)	Class A Units	N/A		N/A	50,000,000	—	—	—%
Juniper Square, Inc.(19)(22)	Warrants	N/A		N/A	40,984	238	238	—%
						238	238	—%
Health Care Technology
BEHP Co-Investor II, L.P.(19)(21)(22)	LP Interest	N/A		N/A	$1,270	1,266	1,325	0.1%
Orange Blossom Parent, Inc.(19)(22)	Common Stock	N/A		N/A	16,667	1,667	1,710	0.1%
Minerva Holdco, Inc.(13)(19)	Series A Preferred Stock		10.75% PIK	N/A	50,000	57,078	53,610	3.5%
WP Irving Co-Invest, L.P.(19)(21)(22)	Partnership Units	N/A		N/A	1,250,000	1,250	1,304	0.1%
						61,261	57,949	3.8%
Insurance
Accelerate Topco Holdings, LLC(19)(22)	Common Units	N/A		N/A	12,822	354	373	—%
Coherent Group Limited(18)(19)(21)(22)	Series B Preferred Shares	N/A		N/A	153,095	16,011	16,000	1.0%
						16,365	16,373	1.0%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(13)(19)	Perpetual Preferred Stock		11.75% PIK	N/A	62,500	68,804	70,035	4.5%
						68,804	70,035	4.5%
Systems Software
Axonius, Inc.(18)(19)(22)	Series E Preferred Stock	N/A		N/A	1,733,274	10,032	10,000	0.6%
Elliott Alto Co-Investor Aggregator L.P.(19)(21)(22)	LP Interest	N/A		N/A	13,060	13,136	12,373	0.8%
Halo Parent Newco, LLC(13)(19)	Class H PIK Preferred Equity		11.00% PIK	N/A	43,655	44,098	35,955	2.3%
Picard Holdco, Inc.(9)(19)	Series A Preferred Stock	S +	12.00% PIK	N/A	102,985	111,981	104,863	6.7%
Project Hotel California Co-Invest Fund, L.P.(19)(21)(22)	LP Interest	N/A		N/A	$8,061	8,061	8,058	0.5%
Securiti, Inc.(19)(22)	Series C Preferred Shares	N/A		N/A	2,525,571	20,000	20,000	1.3%
						207,308	191,249	12.2%
Total non-controlled/non-affiliated portfolio company equity investments						$408,064	$389,007	25.0%
Total non-controlled/non-affiliated portfolio company investments						$2,966,861	$2,957,006	189.9%

Non-controlled/affiliated portfolio company investments
Equity Investments
Diversified Financial Services

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

AAM Series 2.1 Aviation Feeder, LLC(14)(19)(20)(21)(22)	LLC Interest	N/A	N/A	$4,210	4,210	4,210	0.3%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(14)(19)(20)(21)(22)	LLC Interest	N/A	N/A	$1,359	1,352	1,351	0.1%
					5,562	5,561	0.4%
Insurance
Fifth Season Investments LLC(19)(20)	Class A Units	N/A	N/A	8	31,145	31,145	2.0%
					31,145	31,145	2.0%
Pharmaceuticals
LSI Financing 1 DAC(19)(20)(21)	Preferred equity	N/A	N/A	$19,923	19,680	19,626	1.2%
					19,680	19,626	1.2%
Total non-controlled/affiliated portfolio company equity investments					$56,387	$56,332	3.6%
Total non-controlled/affiliated portfolio company investments					$56,387	$56,332	3.6%
Total Investments					$3,023,248	$3,013,338	193.5%
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)The amortized cost represents the original cost adjusted for the amortization and accretion of premiums and discounts, as applicable, on debt investments using the effective interest method.
(3)As of June 30, 2023, the net estimated unrealized gain for U.S. federal income tax purposes was $21.1 million based on a tax cost basis of $3.0 billion. As of June 30, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $0.2 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $21.3 million.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Level 2 investment.
(6)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one-, three-, six- or twelve- month LIBOR), Secured Overnight Financing Rate ("SOFR" or "S," which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include three- or six-month EURIBOR), SONIA ("SONIA” or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(7)The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2023 was 5.22%.
(8)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2023 was 5.14%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2023 was 5.27%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2023 was 5.39%.
(11)The interest rate on this loan is subject to 3 month EURIBOR, which as of June 30, 2023 was 3.58%.
(12)The interest rate on this loan is subject to SONIA, which as of June 30, 2023 was 4.93%.
(13)Contains a fixed-rate structure.
(14)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(15)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(16)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(17)Unless otherwise indicated, all investments are considered co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(18)Not a co-investment made with the Company’s affiliates
(19)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2023, the aggregate fair value of these securities is $445.3 million or 28.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2023
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
_______________
(20)Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be an "Affiliated Person" of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement. Transactions during the six months ended June 30, 2023 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2022	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at June 30, 2023	Interest Income	Dividend Income	Other Income
Non-Controlled Affiliates
AAM Series 2.1 Aviation Feeder, LLC(c)	$348	$3,862	$—	$—	$4,210	$—	$—	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	—	1,351	—	—	1,351	—	—	—
Fifth Season Investments LLC	25,110	6,035	—	—	31,145	—	381	—
LSI Financing 1 DAC	6,175	15,040	(1,585)	(4)	19,626	—	176	—
Total Non-Controlled Affiliates	$31,633	$26,288	$(1,585)	$(4)	$56,332	$—	$557	$—
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

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)
(21)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2023, non-qualifying assets represented 16.0% of total assets as calculated in accordance with the regulatory requirements.
(22)Investment is non-income producing.
(23)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility and SPV Asset Facilities. See Note 6 “Debt”.
(24)Investment is not pledged as collateral for the credit facilities.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
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

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2022
(Amounts in thousands, except share amounts)

Company(1)(4)(24)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Construction & Engineering
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

Blue Owl Technology Finance Corp. II
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

Blue Owl Technology Finance Corp. II
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

Blue Owl Technology Finance Corp. II
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

Blue Owl Technology Finance Corp. II
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

Blue Owl Technology Finance Corp. II
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

Blue Owl Technology Finance Corp. II
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

Blue Owl Technology Finance Corp. II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022(1)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$38,375	$1,485	$72,810	$119
Net change in unrealized gain (loss)	(10,437)	(9,328)	2,867	(9,332)
Net realized gain (loss)	(172)	(40)	1,079	28
Net Increase (Decrease) in Net Assets Resulting from Operations	27,766	(7,883)	76,756	(9,185)
Distributions
Distributions declared from earnings	(25,678)	—	(48,936)	—
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(25,678)	—	(48,936)	—
Capital Share Transactions
Issuance of common shares	299,993	300,000	299,993	575,000
Reinvestment of distributions	2,940	—	4,674	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	302,933	300,000	304,667	575,000
Total Increase (Decrease) in Net Assets	305,021	292,117	332,487	565,815
Net Assets, at beginning of period	1,252,044	317,716	1,224,578	44,018
Net Assets, at end of period	$1,557,065	$609,833	$1,557,065	$609,833
(1)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022(1)
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$76,756	$(9,185)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(558,209)	(834,856)
Proceeds from investments and investment repayments, net	45,559	58,762
Net amortization/accretion of premium/discount on investments	(4,663)	(493)
Net change in unrealized (gain) loss on investments	(3,564)	9,175
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	693	157
Net realized (gain) loss on investments	2	(24)
Paid-in-kind interest and dividends	(26,308)	(4,243)
Amortization of debt issuance costs	2,711	689
Amortization of offering costs	80	117
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,443)	(2,547)
(Increase) decrease in dividend income receivable	(1,195)	(184)
(Increase) decrease in investments funded in advance	—	(121,068)
(Increase) decrease in prepaid expenses and other assets	41	(90)
Increase (decrease) in management fee payable	2,749	4,042
Increase (decrease) in incentive fee payable	1,641	—
Increase (decrease) in payables to affiliates	(270)	575
Increase (decrease) in payable for investments purchased	(22,781)	8,314
Increase (decrease) in accrued expenses and other liabilities	3,120	1,241
Net cash used in operating activities	(486,081)	(889,618)
Cash Flows from Financing Activities
Borrowings on debt	1,098,604	605,887
Payments on debt	(850,497)	(85,000)
Debt issuance costs	(2,030)	(10,236)
Proceeds from issuance of common shares (net of change in subscriptions receivable)	300,873	572,785
Offering costs paid	(49)	(149)
Distributions paid	(31,989)	—
Net cash provided by financing activities	514,912	1,083,287
Net increase in cash	28,831	193,669
Cash, beginning of period	28,065	44,830
Cash, end of period	$56,896	$238,499
Supplemental and Non-Cash Information
Interest paid during the period	$51,566	$1,043
Distributions declared during the period	$48,936	$—
Reinvestment of distributions during the period	$4,674	$—
Distributions Payable	$25,800	$—
(1)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization
Blue Owl Technology Finance Corp. II (f/k/a Owl Rock Technology Finance Corp. II) (the “Company”) is a Maryland corporation formed on October 5, 2021. The Company was formed primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. The Company originates and invests in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company’s investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. The Company invests in a broad range of established and high growth technology companies that are capitalizing on the large and growing demand for technology products and services. These companies use technology extensively to improve business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media. Within each industry or sector, the Company invests in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems. The Company refers to all of these companies as “technology-related” companies and intends, under normal circumstances, to invest at least 80% of the value of its total assets in such businesses.
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
Blue Owl Technology Credit Advisors II LLC (f/k/a Owl Rock Technology Advisors II LLC) (the “Adviser”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital, Inc. ("Blue Owl") (NYSE: OWL) and part of Blue Owl’s Credit platform, a division of Blue Owl which focuses on direct lending. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Captial, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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

Blue Owl Technology Finance Corp. II
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

Blue Owl Technology Finance Corp. II
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

Blue Owl Technology Finance Corp. II
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
For the three months ended June 30, 2023, PIK interest and PIK dividend income earned was $5.3 million and $5.3 million representing 6.1% and 6.0% of investment income, respectively. For the three months ended June 30, 2022, PIK interest and PIK dividend income earned was $0.7 million and $2.8 million representing 8.5% and 31.7% of investment income, respectively.
For the six months ended June 30, 2023, PIK interest and PIK dividend income earned was $8.1 million and $18.3 million representing 4.9% and 11.1% of investment income, respectively. For the three months ended June 30, 2022, PIK interest and PIK dividend income earned was $0.9 million and $3.7 million representing 8.5% and 33.8% of investment income, respectively.
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
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. If at any point the Company believes PIK interest is not expected to be realized, the investment generating PIK interest will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest income. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2023, no investments are on non-accrual status.
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act. The Company has elected to be treated as a RIC under the Code beginning with its taxable year ending December 31, 2021 and intends to continue to qualify annually thereafter as a RIC. So long as the Company maintains its tax treatment as a RIC, it generally will not pay U.S. federal income taxes at corporate rates on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Instead, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2022. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Distributions to Common Shareholders
Distributions to common shareholders are recorded on the record date. The amount to be distributed is determined by the Board and is generally based upon the earnings estimated by the Adviser. In addition, the Board may consider the level of undistributed taxable income carried forward from the prior year for distribution in the current year. Undistributed long-term capital gains, if any, would be generally distributed at least annually, although the Company may decide to retain such capital gains for investment.
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
For the three months ended June 30, 2023 and 2022, the Company incurred expenses of approximately $0.7 million and $0.5 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the six months ended June 30, 2023 and 2022, the Company incurred expenses of approximately $1.4 million and $0.8 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
As of June 30, 2023 and December 31, 2022, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $1.8 million and $2.0 million, respectively.
Investment Advisory Agreement
On December 1, 2021, the Company entered into an Investment Advisory Agreement (the “Investment Advisory Agreement”) with the Adviser. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for managing the

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
For the three months ended June 30, 2023 and 2022, management fees were $11.7 million and $3.8 million, respectively. For the six months ended June 30, 2023 and 2022, management fees were $22.8 million and $6.1 million, respectively.
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
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
For the three and six months ended June 30, 2023 performance based incentive fees based on net investment income were $4.3 million and $8.1 million, respectively. The Company did not incur performance based incentive fees based on net investment income for the three and six months ended ended June 30, 2022.
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
For the three months ended June 30, 2023 and 2022, the Company reversed previously accrued performance based incentive fees based on capital gains of $10 thousand and $6 thousand, respectively. The Company did not accrue performance based incentive fees based on capital gains for the six months ended June 30, 2023 and 2022.
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
The Adviser is affiliated with Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA, OPA, OCA, and the Advisor, the "Blue Owl Credit Advisers"), which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which focuses on direct lending. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the business development companies, private funds and

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
separately managed accounts managed by the Blue Owl Credit Advisers ("collectively, the "Blue Owl Credit Clients") and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company's.
License Agreement
On July 6, 2023, the Company entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, pursuant to which the Company was granted a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, the Company has a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains the Company’s investment adviser. Other than with respect to this limited license, the Company will have no legal right to the “Blue Owl” name or logo.
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

The Company has made investments in non-controlled, affiliated companies, including Amergin AssetCo, Fifth Season Investments (“Fifth Season”), and LSI Financing 1 DAC (“LSI Financing”).
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
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $5.2 million equity commitment to Fifth Season. The Company increased its investment in Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022, November 29, 2022, February 9, 2023, May 3, 2023, June 1, 2023, June 13, 2023, and June 20, 2023 by $20.6 million, $0.5 million, $2.1 million, $2.0 million, $1.5 million, $1.5 million, $1.0 million, $1.0 million, and $1.0 million respectively. The Company’s investment in Fifth Season is a co-investment with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its interest in Fifth Season.
LSI Financing is a portfolio company formed to acquire a contractual right to revenue pursuant to an earnout agreement in the life sciences space. On December 14, 2022, the Company made a $6.2 million investment in LSI Financing. The Company increased its investment in LSI Financing on February 17, 2023, February 24, 2023, and March 16, 2023 by $2.8 million, $0.3 million and $11.9 million, respectively. The Company’s investment in LSI Financing is a co-investment with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	June 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments	$2,305,213	$2,317,223	$1,812,475	$1,812,277
Second-lien senior secured debt investments	186,713	183,925	186,424	184,788
Unsecured debt investments	66,871	66,851	63,815	58,859
Preferred equity investments(1)	381,563	362,105	345,327	337,069
Common equity investments(2)	82,888	83,234	71,588	71,541
Total Investments	$3,023,248	$3,013,338	$2,479,629	$2,464,534
(1)Includes equity investment in LSI Financing.
(2)Includes equity investments in Amergin AssetCo and Fifth Season
The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	June 30, 2023	December 31, 2022
Aerospace & Defense	2.2%	2.7%
Application Software	22.0	19.0
Beverages	0.3	0.4
Building Products	0.3	—
Capital Markets	0.3	0.4
Commercial Services & Supplies	0.7	0.8
Construction & Engineering	0.3	0.3
Consumer Finance	0.6	0.6
Diversified Consumer Services	0.3	0.4
Diversified Financial Services(1)	10.3	6.8
Diversified Support Services	0.8	1.0
Electrical Equipment	4.1	5.1
Food & Staples Retailing	4.7	5.8
Health Care Equipment & Supplies	1.5	—
Health Care Technology	7.0	8.3
Health Care Providers & Services	4.6	4.9
Insurance(2)	4.1	3.6
IT Services	5.0	5.6
Life Sciences Tools & Services	1.1	—
Pharmaceuticals(3)	1.5	0.9
Professional Services	3.2	0.9
Specialty Retail	—	1.2
Systems Software	25.1%	31.3%
Total	100.0%	100.0%
_______________
(1)Includes equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	June 30, 2023	December 31, 2022
United States:
Midwest	7.2%	6.0%
Northeast	25.9	25.8
South	29.9	32.3
West	26.9	28.9
International	10.1%	7.0%
Total	100.0%	100.0%
Note 5. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of June 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$149,969	$2,167,254	$2,317,223
Second-lien senior secured debt investments	—	—	183,925	183,925
Unsecured debt investments	—	18,475	48,376	66,851
Preferred equity investments(1)	—	—	362,105	362,105
Common equity investments(2)	—	—	83,234	83,234
Total Investments at fair value	$—	$168,444	$2,844,894	$3,013,338
(1)Includes equity investment in LSI Financing.
(2)Includes equity investments in Amergin and Fifth Season.

	Fair Value Hierarchy as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments	$—	$53,819	$1,758,458	$1,812,277
Second-lien senior secured debt investments	—	—	184,788	184,788
Unsecured debt investments	—	13,735	45,124	58,859
Preferred equity investments(1)	—	—	337,069	337,069
Common equity investments(2)	—	—	71,541	71,541
Total Investments at fair value	$—	$67,554	$2,396,980	$2,464,534
(1)Includes equity investment in LSI Financing.
(2)Includes equity investment in Amergin and Fifth Season.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended June 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,958,386	$185,037	$46,980	$368,697	$74,195	$2,633,295
Purchases of investments, net	222,937	—	—	8	8,792	231,737
Payment-in-kind	4,072	—	1,187	7,089	—	12,348
Proceeds from investments, net	(19,990)	—	—	(1,585)	—	(21,575)
Net change in unrealized gain (loss)	603	(1,259)	209	(12,242)	247	(12,442)
Net realized gains (losses)	—	—	—	—	—	—
Net amortization/accretion of premium/discount on investments	1,246	147	—	138	—	1,531
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$2,167,254	$183,925	$48,376	$362,105	$83,234	$2,844,894
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended June 30, 2023, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$131,075	$17,762	$44,172	$115,465	$—	$308,474
Purchases of investments, net	376,446	41,801	—	80,721	12,218	511,186
Payment-in-kind	—	—	754	2,583	—	3,337
Proceeds from investments, net	(44,779)	(13,977)	—	—	—	(58,756)
Net change in unrealized gain (loss)	(1,990)	(244)	(2,679)	(4,660)	(8)	(9,581)
Net realized gains (losses)	24	—	—	—	—	24
Net amortization/accretion of premium/discount on investments	135	16	13	41	—	205
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$460,911	$45,358	$42,260	$194,150	$12,210	$754,889
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended June 30, 2022, there were no transfers between levels.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Six Months Ended June 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,758,458	$184,788	$45,124	$337,069	$71,541	$2,396,980
Purchases of investments, net	527,239	—	—	19,664	11,300	558,203
Payment-in-kind	6,207	—	2,218	17,883	—	26,308
Proceeds from investments, net	(34,074)	—	—	(1,585)	—	(35,659)
Net change in unrealized gain (loss)	10,102	(1,152)	1,020	(11,200)	393	(837)
Net realized gains (losses)	(2)	—	—	—	—	(2)
Net amortization/accretion of premium/discount on investments	2,334	289	14	274	—	2,911
Transfers into (out of) Level 3(1)	(103,010)	—	—	—	—	(103,010)
Fair value, end of period	$2,167,254	$183,925	$48,376	$362,105	$83,234	$2,844,894
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the six months ended June 30, 2023, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Six Months Ended June 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$—	$—	$—	$—	$—	$—
Purchases of investments, net	507,497	59,563	43,918	195,213	12,218	818,409
Payment-in-kind	—	—	754	3,490	—	4,244
Proceeds from investments, net	(44,785)	(13,977)	—	—	—	(58,762)
Net change in unrealized gain (loss)	(1,977)	(244)	(2,428)	(4,607)	(8)	(9,264)
Net realized gains (losses)	24	—	—	—	—	24
Net amortization of discount on investments	152	16	16	54	—	238
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$460,911	$45,358	$42,260	$194,150	$12,210	$754,889
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
The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2023 on Investments Held at June 30, 2023	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2022 on Investments Held at June 30, 2022
First-lien senior secured debt investments	$603	$(1,990)
Second-lien senior secured debt investments	(1,259)	(244)
Unsecured debt investments	209	(2,679)
Preferred equity investments	(12,242)	(4,659)
Common equity investments	247	(8)
Total Investments	$(12,442)	$(9,580)

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2023 on Investments Held at June 30, 2023	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2022 on Investments Held at June 30, 2022
First-lien senior secured debt investments	$10,102	$(1,976)
Second-lien senior secured debt investments	(1,152)	(244)
Unsecured debt investments	1,020	(2,428)
Preferred equity investments	(11,200)	(4,607)
Common equity investments	393	(8)
Total Investments	$(837)	$(9,263)
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

	June 30, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$198,726	Recent Transaction	Transaction Price	98.0% - 99.7% (98.5%)	Increase
	1,968,528	Yield Analysis	Market Yield	9.5% - 27.9% (12.4%)	Decrease
Second-lien senior secured debt investments	183,925	Yield Analysis	Market Yield	12.8% - 21.9% (16.3%)	Decrease
Unsecured debt investments	$48,376	Yield Analysis	Market Yield	11.5% - 11.5% (11.5%)	Decrease
Preferred equity investments	$27,990	Recent Transaction	Transaction Price	83.6% - 100.0% (95.1%)	Increase
	277,748	Yield Analysis	Market Yield	11.5% - 22.7% (17.7%)	Decrease
	56,367	Market Approach	Revenue Multiple	8.5x - 33.0x (21.0x)	Increase
Common equity investments	$36,705	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	17,086	Market Approach	EBITDA Multiple	9.3x - 33.5x (13.0x)	Increase
	29,443	Market Approach	Revenue Multiple	6.8x - 15.8x (11.7x)	Increase

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$544,947	Recent Transaction	Transaction Price	97.2% - 98.5% (98.0%)	Increase
	1,213,511	Yield Analysis	Market Yield	8.2% - 19.3% (11.5%)	Decrease
Second-lien senior secured debt investments	$73,470	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
	111,318	Yield Analysis	Market Yield	12.6% - 19.2% (15.6%)	Decrease
Unsecured debt investments	$45,124	Yield Analysis	Market Yield	10.8% - 10.8% (10.8%)	Decrease
Preferred equity investments	$18,350	Recent Transaction	Transaction Price	96.5% - 100.0% (97.7%)	Increase
	253,581	Yield Analysis	Market Yield	11.9% - 20.6% (16.7%)	Decrease
	65,138	Market Approach	Revenue Multiple	8.5x - 38.5x (26.8x)	Increase
Common equity investments	$36,211	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	17,586	Market Approach	EBITDA Multiple	11.4x - 31.6x (14.4x)	Increase
	17,744	Market Approach	Revenue Multiple	11.0x - 16.6x (14.1x)	Increase
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	June 30, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Subscription Credit Facility	$723,164	$723,164	$767,139	$767,139
Revolving Credit Facility	66,667	66,667	120,667	120,667
SPV Asset Facility I	492,693	492,693	293,878	293,878
SPV Asset Facility II	197,381	197,381	47,119	47,119
Total Debt	$1,479,905	$1,479,905	$1,228,803	$1,228,803
(1)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, and SPV Asset Facility II are presented net of unamortized debt issuance costs of $1.8 million, $5.1 million, $7.3 million, and $2.6 million respectively.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, and SPV Asset Facility II are presented net of unamortized debt issuance costs of $2.9 million, $5.7 million, $6.1 million, and $2.9 million respectively.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	June 30, 2023	December 31, 2022
Level 1	$—	$—
Level 2	—	—
Level 3	1,479,905	1,228,803
Total Debt	$1,479,905	$1,228,803
Financial Instruments Not Carried at Fair Value
As of June 30, 2023, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2023 and December 31, 2022, the Company’s asset coverage was 203% and 196%, respectively.
The tables below present debt obligations as of the following periods:

	June 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$800,000	$725,000	$75,000	$723,164
Revolving Credit Facility	625,000	71,814	553,186	66,667
SPV Asset Facility I	700,000	500,000	100,930	492,693
SPV Asset Facility II	300,000	200,000	53,980	197,381
Total Debt	$2,425,000	$1,496,814	$783,096	$1,479,905
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, and SPV Asset Facility II are presented net of unamortized debt issuance costs of $1.8 million, $5.1 million, $7.3 million, and $2.6 million respectively.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

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
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$29,389	$1,584	$54,018	$1,806
Amortization of debt issuance costs	1,389	603	2,711	689
Total Interest Expense	$30,778	$2,187	$56,729	$2,495
Average interest rate	7.4%	4.1%	7.2%	3.9%
Average daily borrowings	$1,562,296	$152,199	$1,490,233	$91,637

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

Blue Owl Technology Finance Corp. II
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
SPV Asset Facility I
On July 15, 2022 (the “SPV Asset Facility I Closing Date”), Athena Funding I LLC (“Athena Funding I”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility I”), with Athena Funding I, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto (the “SPV Asset Facility I Lenders”). The parties to the SPV Asset Facility I have entered into various amendments, including those relating to the calculation of principal collateralization amounts. The following describes the terms of SPV Asset Facility I as amended through February 23, 2023.
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
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

Blue Owl Technology Finance Corp. II
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
On June 22, 2022, the Company and Feeder FIC entered into a termination agreement (the “Termination Agreement”) pursuant to which the FIC Agreement was terminated. Upon execution of the Termination Agreement there were no amounts outstanding pursuant to the FIC Agreement or the Promissory Notes.
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents the outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	June 30, 2023	December 31, 2022
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$8,641	$10,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	5,790	9,652
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	1,515	1,515
AmeriLife Holdings LLC	First lien senior secured revolving loan	1,894	2,273
Anaplan, Inc.	First lien senior secured revolving loan	9,421	9,421
Appfire Technologies, LLC	First lien senior secured revolving loan	816	770
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	7,163	8,183
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	428	747
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	436	436
Avalara, Inc.	First lien senior secured revolving loan	10,455	10,455
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	4,043	5,322
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	4,365	6,716
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	8,335	7,973
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	3,789	3,789
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	3,789	3,789
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	7,572	—
Coupa Holdings, LLC	First lien senior secured revolving loan	5,798	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3,732	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	802	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	19,934
Grayshift, LLC	First lien senior secured revolving loan	5,806	5,806
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	3,623	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,482	2,010
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,580	652

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Juniper Square, Inc.	First lien senior secured revolving loan	2,250	2,250
Kaseya Inc.	First lien senior secured delayed draw term loan	4,437	4,725
Kaseya Inc.	First lien senior secured revolving loan	3,544	4,725
ManTech International Corporation	First lien senior secured delayed draw term loan	16,000	16,000
ManTech International Corporation	First lien senior secured revolving loan	8,600	8,600
Natural Partners, LLC	First lien senior secured revolving loan	681	681
OneOncology LLC	First lien senior secured delayed draw term loan	2,976	—
OneOncology LLC	First lien senior secured revolving loan	1,587	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	13,352	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954	954
Ping Identity Holding Corp.	First lien senior secured revolving loan	9,091	9,091
Rubrik, Inc.	First lien senior secured delayed draw term loan	901	1,857
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	13,075	13,075
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	4,414	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	2,572	2,572
Smarsh Inc.	First lien senior secured delayed draw term loan	3,238	3,238
Smarsh Inc.	First lien senior secured revolving loan	259	1,619
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	—	118
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
Zendesk, Inc.	First lien senior secured delayed draw term loan	22,915	22,915
Zendesk, Inc.	First lien senior secured revolving loan	9,435	9,435
Total Unfunded Portfolio Company Commitments		$230,805	$224,510
The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.
Investor Commitments
As of June 30, 2023, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $2.6 billion undrawn), of which $53.3 million is from entities affiliated with or related to the Adviser (approximately $15.7 million undrawn). As of December 31, 2022, the Company had approximately $3.5 billion in total Capital Commitments from investors (approximately $2.3 billion undrawn), of which $50.5 million is from entities affiliated with or related to the Adviser (approximately $16.9 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2023, management was not aware of any pending or threatened litigation.
Note 8. Net Assets
Subscriptions and Drawdowns
In connection with its formation, the Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
On November 30, 2021, the Company issued 100 common shares for $1,500 to Blue Owl Technology Credit Advisors II LLC.
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company delivered the capital call notices to investors during the following periods:

	For the Six Months Ended June 30, 2023
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
April 25, 2023	May 8, 2023	20,039,585	$299,993

	For the Six Months Ended June 30, 2022
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
January 28, 2022	February 11, 2022	8,710,668	$125,000
March 16, 2022	March 29, 2022	10,408,213	150,000
June 14, 2022	June 28, 2022	21,201,413	300,000
Total		40,320,294	$575,000

Distributions
The table below reflects the distributions declared on shares of our common stock during the following period:

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	May 15, 2023	$0.27
May 9, 2023	June 30, 2023	August 15, 2023	$0.24
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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following period:

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 30, 2022	January 31, 2023	121,031
February 21, 2023	March 31, 2023	May 15, 2023	199,060
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings (loss) per common share for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except per share amounts)	2023	2022	2023	2022(1)
Increase (decrease) in net assets resulting from operations	$27,766	$(7,883)	$76,756	$(9,185)
Weighted average shares of common stock outstanding—basic and diluted	96,771,850	22,817,928	90,787,707	15,494,408
Earnings (loss) per common share-basic and diluted	$0.29	$(0.35)	$0.85	$(0.59)
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain tax treatment as a RIC, the Company, among other things, intends to make the requisite distributions to its shareholders, which generally relieves the Company from corporate-level U.S. federal income taxes.
Depending on the level of taxable income earned in a tax year, the Company can be expected to carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, the Company will accrue excise tax on estimated excess taxable income.
For the three and six months ended June 30, 2023, the Company recorded U.S. federal excise tax expense of $88 thousand and $242 thousand, respectively. For the three and six months ended June 30, 2022, the Company did not recorded U.S. federal excise tax.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2023, the Company recorded a net tax benefit of approximately $1 thousand. For the three and six months ended June 30, 2022, the Company did not record a net tax benefit (provision).
The Company recorded a net deferred tax asset of $1 thousand as of June 30, 2023, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests. The Company did not record a net deferred tax asset (liability) for tax subsidiaries as of December 31, 2022.
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2023	2022(1)
Per share data:
Net asset value, beginning of period	$14.47	$14.67
Net investment income (loss)(2)	0.80	0.01
Net realized and unrealized gain (loss)(2)	0.04	(0.60)
Total from operations	0.85	(0.59)
Issuance of common stock(3)	0.03	—
Distributions declared from net investment income	(0.52)	—
Total increase (decrease) in net assets	0.36	(0.59)
Net asset value, end of period	$14.83	$14.08
Shares outstanding, end of period	105,016,062	43,320,394
Total Return(4)	6.1%	(4.1)%
Ratios / Supplemental Data
Ratio of total expenses to average net assets	13.8%	6.7%
Ratio of net investment income to average net assets	10.9%	0.1%
Net assets, end of period	$1,557,065	$609,833
Weighted-average shares outstanding	90,787,707	15,494,408
Total capital commitments, end of period	$4,073,277	$1,814,448
Ratio of total contributed capital to total committed capital, end of period	37.3%	34.2%
Portfolio turnover rate	0.5%	16.2%
Year of formation	2021	2021
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events to disclose except for the following:
Articles of Amendment
Blue Owl Technology Finance Corp. II was formerly known as “Owl Rock Technology Finance Corp. II.” On June 22, 2023, the Company filed Articles of Amendment in the state of Maryland to formally change the Company’s name to “Blue Owl Technology Finance Corp. II.” The Company’s new name took effect on July 6, 2023.
Dividend
On August 8, 2023, the Board declared a distribution of 90% of estimated third quarter investment company taxable income, if any, for shareholders of record on September 29, 2023, payable on or before November 15, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Technology Finance Corp. II and involves numerous risks and uncertainties, including, but not limited to, those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
Overview
Blue Owl Technology Finance Corp. II (f/k/a Owl Rock Technology Finance Corp. II) (the “Company”, “we”, “us” or “our”) is a Maryland corporation formed on October 5, 2021. We were formed primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments.
We are managed by Blue Owl Technology Credit Advisors II LLC (f/k/a Owl Rock Technology Advisors II LLC) (“the Adviser” or “our Adviser”). The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl Capital Inc. ("Blue Owl") (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. Subject to the overall supervision of our board of directors (the “Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of the listing of our common stock on a national securities exchange (an "Exchange Listing") and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. The initial closing of the Private Offering occurred on December 1, 2021 (the “Initial Closing”). As of June 30, 2023, we had $4.1 billion in total Capital Commitments from investors, of which $53.3 million is from entities affiliated with or related to our Adviser. The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940, as amended (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
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
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on real estate strategies. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors LLC ("OTCA"), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OCA, OTCA, OPFA, and ODCA, the “Blue Owl Advisers”), which also are investment advisers. As of June 30, 2023, the Adviser and its affiliates had $73.8 billion of assets under management across Blue Owl Credit’s platform.
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
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (the “Order”), that has been granted by the SEC to OCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Advisers or its affiliates or any affiliates person of any of them (other than the parties to the transaction, except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition,we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies, private funds and separately managed accounts managed by the Blue Owl Credit Advisers ("collectively, the "Blue Owl Credit Clients") and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours.
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

Our Investment Framework
We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments, including publicly traded debt instruments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through June 30, 2023, our Adviser or its affiliates have originated $78.0 billion aggregate principal amount of investments across multiple industries, of which $74.4 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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

We target portfolio companies where we can structure larger transactions. As of June 30, 2023, our average investment size in each of our portfolio companies was approximately $40.7 million based on fair value. As of June 30, 2023, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 79.8% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $903 million, weighted average annual EBITDA of $189 million and a weighted average enterprise value of $5.1 billion. As of June 30, 2023, investments we classify as growth capital represented 16.0% of our total portfolio based on fair value and these portfolio companies had a weighted average enterprise value of $11.7 billion.
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
•U.S. federal, state and local taxes;
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
Robust Demand for Debt Capital. According to Gartner, a research and advisory company, global technology spend was $4.4 trillion in 2022 and is expected to grow to more than $4.5 trillion in 2023. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation, rising interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. In addition, we believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of June 30, 2023, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
Portfolio and Investment Activity
As of June 30, 2023, based on fair value, our portfolio consisted of 76.9% first lien senior secured debt investments (of which 34% we consider to be unitranche debt investments (including “last out” portions of such loans)), 6.1% second lien senior secured debt investments, 2.2% unsecured debt investments, 12.0% preferred equity investments, and 2.8% common equity investments.
As of June 30, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 12.0% and 12.0%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 12.4% and 12.4%, respectively.
As of June 30, 2023, we had investments in 74 portfolio companies with an aggregate fair value of $3.0 billion. As of June 30, 2023, we had net leverage of 0.92x debt-to-equity.
We expect the pace of our originations to vary with the pace of repayments and the pace at which we raise funds in our private offering. Currently, rapidly rising interest rates, reduced refinancing activity and market uncertainty has led to a decline in merger and acquisitions and other public market activity which in turn has led to moderate repayments over the quarter; however, because we have continued to raise funds in our private offerings, the pace of our originations is strong and the credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service oriented sectors such as software and healthcare, and on additional financings to our existing borrowers. The majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection.
Many of the companies in which we invest have experienced relief and are expecting improved profitability from earlier supply chain disruptions resulting from the pandemic, the war between Russia and Ukraine and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. These companies are continuing to see solid demand with modest growth in both revenues and EBITDA. However, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We have also continued to invest in specialty financing portfolio companies, including Fifth Season Investment LLC ("Fifth Season"), LSI Financing 1 DAC ("LSI Financing"), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, "Amergin AssetCo"). These companies may use our capital to support acquisitions which could lead to increased dividend income across well-diversified underlying portfolios. See "Specialty Financing Portfolio Companies."
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

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended June 30,
($ in thousands)	2023	2022
New investment commitments
Gross originations	$221,019	$633,077
Less: Sell downs	(3,636)	(60,359)
Total new investment commitments	$217,383	$572,718
Principal amount of investments funded:
First-lien senior secured debt investments	$202,024	$324,147
Second-lien senior secured debt investments	—	29,208
Unsecured debt investments	—	25,000
Preferred equity investments	—	82,297
Common equity investments	4,454	12,210
Total principal amount of investments funded	$206,478	$472,862
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(45)	$—
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Preferred equity investments	(1,589)	—
Common equity investments	—	—
Total principal amount of investments sold or repaid	$(1,634)	$—
Number of new investment commitments in new portfolio companies(1)	5	16
Average new investment commitment amount	$28,586	$35,429
Weighted average term for new debt investment commitments (in years)	4.4	6.3
Percentage of new debt investment commitments at floating rates	100.0%	94.7%
Percentage of new debt investment commitments at fixed rates	—%	5.3%
Weighted average interest rate of new debt investment commitments(2)	11.9%	8.0%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	6.6%	6.0%

(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.27% and 2.12% as of June 30, 2023 and 2022, respectively.
The table below presents our our investments as of the following periods:

	June 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$2,305,213	$2,317,223	$1,812,475	$1,812,277
Second-lien senior secured debt investments	186,713	183,925	186,424	184,788
Unsecured debt investments	66,871	66,851	63,815	58,859
Preferred equity investments(2)	381,563	362,105	345,327	337,069
Common equity investments(3)	82,888	83,234	71,588	71,541
Total Investments	$3,023,248	$3,013,338	$2,479,629	$2,464,534
(1)34% and 38% of which we consider unitranche loans as of June 30, 2023 and December 31, 2022, respectively.
(2)Includes equity investment in LSI Financing
(3)Includes equity investments in Amergin AssetCo and Fifth Season

We use GICS for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	June 30, 2023	December 31, 2022
Aerospace & Defense	2.2%	2.7%
Application Software	22.0	19.0
Beverages	0.3	0.4
Building Products	0.3	—
Capital Markets	0.3	0.4
Commercial Services & Supplies	0.7	0.8
Construction & Engineering	0.3	0.3
Consumer Finance	0.6	0.6
Diversified Consumer Services	0.3	0.4
Diversified Financial Services(1)	10.3	6.8
Diversified Support Services	0.8	1.0
Electrical Equipment	4.1	5.1
Food & Staples Retailing	4.7	5.8
Health Care Equipment & Supplies	1.5	—
Health Care Technology	7.0	8.3
Health Care Providers & Services	4.6	4.9
Insurance(2)	4.1	3.6
IT Services	5.0	5.6
Life Sciences Tools & Services	1.1	—
Pharmaceuticals(3)	1.5	0.9
Professional Services	3.2	0.9
Specialty Retail	—	1.2
Systems Software	25.1	31.3
Total	100.0%	100.0%
(1)Includes equity investment in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of the following periods:

	June 30, 2023	December 31, 2022
United States:
Midwest	7.2%	6.0%
Northeast	25.9	25.8
South	29.9	32.3
West	26.9	28.9
International	10.1	7.0
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	June 30, 2023	December 31, 2022
Weighted average total yield of portfolio	12.0%	10.9%
Weighted average total yield of debt and income producing securities	12.4%	11.5%
Weighted average interest rate of debt securities	11.7%	10.7%
Weighted average spread over base rate of all floating rate investments	6.6%	6.4%
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
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	June 30, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$3,143	0.1%	$3,101	0.1%
2	2,991,238	99.3	2,441,892	99.1
3	18,957	0.6	19,541	0.8
4	—	—	—	—
5	—	—	—	—
Total	$3,013,338	100.0%	$2,464,534	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,558,797	100.0%	$2,062,714	100.0%
Non-accrual	—	—	—	—
Total	$2,558,797	100.0%	$2,062,714	100.0%
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
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $5.2 million equity commitment to Fifth Season. We increased our investment in Fifth Season on October 17, 2022, November 9, 2022, November 15, 2022, November 29, 2022, February 9, 2023, May 3, 2023, June 1, 2023, June 13, 2023, and June 20, 2023 by $20.6 million, $0.5 million, $2.1 million, $2.0 million, $1.5 million, $1.5 million, $1.0 million, $1.0 million, and $1.0 million respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. The Company does not consolidate its interest in Fifth Season.
LSI Financing
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made a $6.2 million investment in LSI Financing. We increased our investment in LSI Financing on February 17, 2023, February 24, 2023, and March 16, 2023 by $2.8 million, $0.3 million and $11.9 million, respectively. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
Results of Operations
The table below represents the operating results for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022(1)
Total Investment Income	$87,473	$8,715	$164,954	$10,884
Less: Expenses	49,010	7,230	91,902	10,765
Net Investment Income (Loss) Before Taxes	$38,463	$1,485	$73,052	$119
Less: Income taxes, including excise taxes	88	—	242	—
Net Investment Income (Loss) After Taxes	$38,375	$1,485	$72,810	$119
Net change in unrealized gain (loss)	(10,437)	(9,328)	2,867	(9,332)
Net realized gain (loss)	(172)	(40)	1,079	28
Net Increase (Decrease) in Net Assets Resulting from Operations	$27,766	$(7,883)	$76,756	$(9,185)
(1)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three and six months ended June 30, 2023, our net asset value per share increased, primarily driven by market spreads tightening and an increase in accumulated undistributed earnings from net investment income.

Investment Income
The table below presents the investment income for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest income	$71,109	$5,115	$132,158	$6,103
Payment-in-kind interest income	5,334	737	8,102	927
Dividend income	5,441	—	5,441	—
Payment-in-kind dividend income	5,260	2,766	18,295	3,674
Other income	329	97	958	180
Total investment income	$87,473	$8,715	$164,954	$10,884
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Three Months Ended June 30, 2023 and 2022
Investment income was $87.5 million for the three months ended June 30, 2023 including PIK interest income of $5.3 million, dividend income of $5.4 million, and PIK dividend income of $5.3 million. Investment income increased from $8.7 million for the three months ended June 30, 2022 including PIK interest income of $0.7 million, and PIK dividend income of $2.8 million, primarily as a result of an increase in our investment portfolio. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the Six Months Ended June 30, 2023 and 2022
Investment income was $165.0 million for the six months ended June 30, 2023 including PIK interest income of $8.1 million, dividend income of $5.4 million, and PIK dividend income of $18.3 million. Investment income increased from $10.9 million for the six months ended June 30, 2022 including PIK interest income of $0.9 million, and PIK dividend income of $3.7 million, primarily as a result of an increase in our investment portfolio. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022(1)
Interest expense	$30,778	$2,187	$56,729	$2,495
Management fees	11,735	3,819	22,841	6,136
Incentive fees	4,253	(6)	8,090	—
Offering expenses	30	68	80	117
Professional fees	1,106	326	1,955	601
Directors' fees	197	266	393	541
Other general and administrative	911	570	1,814	875
Total expenses	$49,010	$7,230	$91,902	$10,765
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
For the Three Months Ended June 30, 2023 and 2022
For the three months ended June 30, 2023 total expenses were $49.0 million, primarily due to interest expense, incurred management fees, and incentive fees. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period. Total expenses increased from $7.2 million for the three months ended June 30, 2022, primarily as a result of an increase in the size of our investment portfolio.

For the Six Months Ended June 30, 2023 and 2022
For the six months ended June 30, 2023 total expenses were $91.9 million, primarily due to interest expense, incurred management fees, professional fees, and incentive fees. As a percentage of total assets, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent period over period. Total expenses increased from $10.8 million for the six months ended June 30, 2022, primarily as a result of an increase in the size of our investment portfolio.
Income Taxes, Including Excise Taxes
We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of our investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieves us from U.S. federal income taxes at corporate tax rates.
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
For the three and six months ended June 30, 2023, the Company accrued U.S federal excise taxes of $88 thousand and $242 thousand, respectively. For the three and six months ended June 30, 2022, the Company did not accrue U.S federal excise taxes.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2023, the Company recorded a net tax benefit of approximately $1 thousand. For the three and six months ended June 30, 2022, the Company did not record a net tax benefit (provision).
The Company recorded a net deferred tax asset of $1 thousand as of June 30, 2023, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests. The Company did not record a net deferred tax asset (liability) for tax subsidiaries as of December 31, 2022.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net change in unrealized gain (loss) on investments	$(10,381)	$(9,238)	$3,564	$(9,175)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(54)	(90)	(693)	(157)
Income tax (provision) benefit	(2)	—	(4)	—
Net change in unrealized gain (loss)	$(10,437)	$(9,328)	$2,867	$(9,332)
For the Three Months Ended June 30, 2023 and 2022
For the three months ended June 30, 2023, the net unrealized loss was primarily driven by a decrease in the fair value of certain of our equity investments, partially offset by an increase in the fair value of our debt investments. As of June 30, 2023, the fair value of our debt investments as a percentage of principal was 98.3%, as compared to 97.5% as of December 31, 2022.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2023 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Affirm, Inc.	$1,998
Fullsteam Operations, LLC	975
Anaplan, Inc.	902
Delta TopCo, Inc. (dba Infoblox, Inc.)	892
Minerva Holdco, Inc.	520
6Sense Insights, Inc.	(980)
Covetrus Inc.	(1,152)
Grayshift, LLC	(1,249)
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	(5,438)
Picard Holdco, Inc.	(7,959)
Remaining portfolio companies	1,110
Total	$(10,381)
For the three months ended June 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to the initial purchase. Additionally, we were initially capitalized on November 30, 2021 and commenced investing activities in January 2022. As a result, comparisons may not be meaningful.
For the Six Months Ended June 30, 2023 and 2022
For the six months ended June 30, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our investments compared to December 31, 2022. The primary drivers of our portfolio’s unrealized gains were current market conditions, including credit spreads tightening across the broader market.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2023 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in thousands)
Affirm, Inc.	$3,917
Grayshift, LLC	1,294
Covetrus Inc.	1,214
6Sense Insights, Inc.	1,175
Fullsteam Operations, LLC	1,070
Anaplan, Inc.	1,037
Minerva Holdco, Inc.	(961)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(980)
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	(6,430)
Picard Holdco, Inc.	(7,669)
Remaining portfolio companies	9,897
Total	$3,564
For the six months ended June 30, 2022, the net unrealized loss was primarily driven by an decrease in the fair value of our investments as compared to the initial purchase. Additionally, we were initially capitalized on November 30, 2021 and commenced investing activities in January 2022. As a result, comparisons may not be meaningful.

Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following period were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net realized gain (loss) on investments	$—	$24	$(2)	$24
Net realized gain (loss) on foreign currency transactions	(172)	(64)	1,081	4
Net realized gain (loss)	$(172)	$(40)	$1,079	$28

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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, or issue debt securities. Additional financings could include unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2023 and December 31, 2022, the Company’s asset coverage was 203% and 196%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.75x-1.25x. For the six months ended June 30, 2023, our weighted average cost of debt was 7.2%.
Cash as of June 30, 2023, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funds for long-term cash needs will come from unused net proceeds from financing activities and our capital commitments. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of June 30, 2023, we had $56.9 million in cash. During the six months ended June 30, 2023, we used $0.5 billion in cash for operating activities, primarily as a result of funding portfolio investments of $0.6 billion. Cash provided by financing activities was $0.5 billion during the period, primarily from net borrowings on debt and proceeds from the issuance of common shares.
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

The Company delivered the capital call notices to investors during the following periods:

	For the Six Months Ended June 30, 2023
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
April 25, 2023	May 8, 2023	20,039,585	$299,993

	For the Six Months Ended June 30, 2022
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
January 28, 2022	February 11, 2022	8,710,668	$125,000
March 16, 2022	March 29, 2022	10,408,213	150,000
June 14, 2022	June 28, 2022	21,201,413	300,000
Total		40,320,294	$575,000
Distributions
The table below reflects the distributions declared on shares of our common stock during the following period:

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	May 15, 2023	$0.27
May 9, 2023	June 30, 2023	August 15, 2023	$0.24
We did not declare distributions on shares of our common stock for the six months ended June 30, 2022.
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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following period:

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 30, 2022	January 31, 2023	121,031
February 21, 2023	March 31, 2023	May 15, 2023	199,060
We did not issue common stock pursuant to the dividend reinvestment plan for the six months ended June 30, 2022.
Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	June 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$800,000	$725,000	$75,000	$723,164
Revolving Credit Facility	625,000	71,814	553,186	66,667
SPV Asset Facility I	700,000	500,000	100,930	492,693
SPV Asset Facility II	300,000	200,000	53,980	197,381
Total Debt	$2,425,000	$1,496,814	$783,096	$1,479,905
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, and SPV Asset Facility II are presented net of unamortized debt issuance costs of $1.8 million, $5.1 million, $7.3 million, and $2.6 million respectively.

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
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$29,389	$1,584	$54,018	$1,806
Amortization of debt issuance costs	1,389	603	2,711	689
Total Interest Expense	$30,778	$2,187	$56,729	$2,495
Average interest rate	7.4%	4.1%	7.2%	3.9%
Average daily borrowings	$1,562,296	$152,199	$1,490,233	$91,637
Senior Securities
Information about our senior securities is shown in the following table as of the fiscal three and six months ended June 30, 2023.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility
June 30, 2023 (Unaudited)	$725.0	$2,032.1	—	N/A
December 31, 2022	$770.0	$1,957.8	—	N/A
Revolving Credit Facility
June 30, 2023 (Unaudited)	$71.8	$2,032.1	—	N/A
December 31, 2022	$126.4	$1,957.8	—	N/A
SPV Asset Facility I
June 30, 2023 (Unaudited)	$500.0	$2,032.1	—	N/A
December 31, 2022	$300.0	$1,957.8	—	N/A
SPV Asset Facility II
June 30, 2023 (Unaudited)	$200.0	$2,032.1	—	N/A
December 31, 2022	$50.0	$1,957.8	—	N/A
Promissory Note(5)
June 30, 2023 (Unaudited)	$—	$2,032.1	—	N/A
December 31, 2022	$—	$1,957.8	—	N/A
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents our outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	June 30, 2023	December 31, 2022
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$8,641	$10,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	5,790	9,652
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	1,515	1,515
AmeriLife Holdings LLC	First lien senior secured revolving loan	1,894	2,273
Anaplan, Inc.	First lien senior secured revolving loan	9,421	9,421
Appfire Technologies, LLC	First lien senior secured revolving loan	816	770
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	7,163	8,183

Portfolio Company	Investment	June 30, 2023	December 31, 2022
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	428	747
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	436	436
Avalara, Inc.	First lien senior secured revolving loan	10,455	10,455
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	4,043	5,322
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	4,365	6,716
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	8,335	7,973
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	3,789	3,789
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	3,789	3,789
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	7,572	—
Coupa Holdings, LLC	First lien senior secured revolving loan	5,798	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3,732	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	802	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	19,934
Grayshift, LLC	First lien senior secured revolving loan	5,806	5,806
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	3,623	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,482	2,010
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,580	652
Juniper Square, Inc.	First lien senior secured revolving loan	2,250	2,250
Kaseya Inc.	First lien senior secured delayed draw term loan	4,437	4,725
Kaseya Inc.	First lien senior secured revolving loan	3,544	4,725
ManTech International Corporation	First lien senior secured delayed draw term loan	16,000	16,000
ManTech International Corporation	First lien senior secured revolving loan	8,600	8,600
Natural Partners, LLC	First lien senior secured revolving loan	681	681
OneOncology LLC	First lien senior secured delayed draw term loan	2,976	—
OneOncology LLC	First lien senior secured revolving loan	1,587	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	13,352	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954	954
Ping Identity Holding Corp.	First lien senior secured revolving loan	9,091	9,091
Rubrik, Inc.	First lien senior secured delayed draw term loan	901	1,857
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	13,075	13,075
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	4,414	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	2,572	2,572
Smarsh Inc.	First lien senior secured delayed draw term loan	3,238	3,238
Smarsh Inc.	First lien senior secured revolving loan	259	1,619
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	—	118
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
Zendesk, Inc.	First lien senior secured delayed draw term loan	22,915	22,915
Zendesk, Inc.	First lien senior secured revolving loan	9,435	9,435
Total Unfunded Portfolio Company Commitments		$230,805	$224,510
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of June 30, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
As of June 30, 2023, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $2.6 billion undrawn), of which $53.3 million is from entities affiliated with or related to the Adviser (approximately $15.7 million undrawn). As of December 31, 2022, the Company had approximately $3.5 billion in total Capital Commitments from investors (approximately $2.3 billion undrawn), of which $50.5 million is from entities affiliated with or related to the Adviser (approximately $16.9 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2023, management was not aware of any pending or threatened litigation.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of June 30, 2023, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$725,000	$725,000	$—	$—	$—
Revolving Credit Facility	71,814	—	—	71,814	—
SPV Asset Facility I	500,000	—	—	—	500,000
SPV Asset Facility II	200,000	—	—	200,000	—
Total Contractual Obligations	$1,496,814	$725,000	$—	$271,814	$500,000
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
We invest in Amergin, Fifth Season, and LSI Financing, which are non-controlled affiliated investments, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
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
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2022. As applicable, our prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.

Recent Developments
Articles of Amendment
Blue Owl Technology Finance Corp. II was formerly known as “Owl Rock Technology Finance Corp. II.” On June 22, 2023, we filed Articles of Amendment in the state of Maryland to formally change our name to “Blue Owl Technology Finance Corp. II.” Our new name took effect on July 6, 2023.
Dividend
On August 8, 2023, the Board declared a distribution of 90% of estimated third quarter investment company taxable income, if any, for shareholders of record on September 29, 2023, payable on or before November 15, 2023.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As of June 30, 2023, 99.3% of our debt investments based on fair value were floating rates. Additionally, the weighted average floating rate floor, based on fair value, of our debt investments was 0.8%. The Subscription Credit Facility and Revolving Credit Facility bear interest at variable interest rates with an interest rate floor of 0.0%.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$77,714	$44,904	$32,810
Up 200 basis points	$51,809	$29,936	$21,873
Up 100 basis points	$25,905	$14,968	$10,937
Down 100 basis points	$(25,905)	$(14,968)	$(10,937)
Down 200 basis points	$(51,809)	$(29,936)	$(21,873)
Down 300 basis points	$(77,714)	$(44,904)	$(32,810)

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than the share issues pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain Current Reports on Form 8-K filed with the SEC. On May 15, 2023, pursuant to our dividend reinvestment plan, we issued 199,060 shares of our common stock, at a price of $14.77 per share, to stockholders of record as of March 31, 2023 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Articles of Amendment
Effective as of July 6, 2023, the Company amended its charter to change the Company's name from Owl Rock Core Technology Finance Corp. II to Blue Owl Technology Finance Corp. II. The Company effected the name change by filing Articles of Amendment (the "Amendment") with the State Department of Assessments and Taxation of Maryland. A copy of our Articles of Amendment and Restatement, as further amended by the Amendment, is filed as Exhibit 3.1 to this report.

Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Financial Statement Schedules
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1*	Articles of Amendment and Restatement, dated November 30, 2021, as amended through June 22, 2023*

3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).
10.1
First Amendment to Revolving Credit Agreement dated January 4, 2023, between Owl Rock Technology Finance Corp. II as the Initial borrower, Wells Fargo Bank, National Association, as the Administrative Agent, Letter of Credit Issuer and a Lender, and Wells Fargo Securities, LLC, as the Sole Bookrunner and the Sole Lead Arranger (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2023).

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

Blue Owl Technology Finance Corp. II

Date: August 9, 2023	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Blue Owl Technology Finance Corp. II

Date: August 9, 2023	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer