Form 10-Q
period 2023-09-30
Blue Owl Technology Finance Corp. II
filed 2023-11-08
CIK 1889668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 8, 2023, the registrant had 118,355,322 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of rising interest rates, elevated inflation rates, ongoing supply chain and labor market disruptions, instability in the U.S. and international banking systems, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
•an economic downturn could also impact availability and pricing of our financing and our ability to access the debt and equity capital markets;
•a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•interest rate volatility could adversely affect our results, particularly because we use leverage as part of our investment strategy;
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
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks
•the escalated conflict in the Middle East;
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

PART I. CONSOLIDATED FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data

Blue Owl Technology Finance Corp. II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,315,036 and $2,447,946, respectively)	$3,309,631	$2,432,901
Non-controlled, affiliated investments (amortized cost of $74,158 and $31,683, respectively)	74,619	31,633
Total investments at fair value (amortized cost of $3,389,194 and $2,479,629, respectively)	3,384,250	2,464,534
Cash	68,805	28,065
Interest receivable	28,333	19,616
Dividend income receivable	9,586	173
Subscription receivable	1,419	880
Prepaid expenses and other assets	180	564
Total Assets	$3,492,573	$2,513,832
Liabilities
Debt (net of unamortized debt issuance costs of $17,354 and $17,589, respectively)	$1,652,222	$1,228,803
Management fee payable	11,434	8,986
Distribution payable	34,130	13,527
Incentive fee payable	4,915	2,622
Payables to affiliates	1,803	2,030
Payable for investments purchased	—	27,731
Accrued expenses and other liabilities	9,445	5,555
Total Liabilities	$1,713,949	$1,289,254
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 118,355,643 and 84,656,386 shares issued and outstanding, respectively	$1,184	$847
Additional paid-in-capital	1,726,117	1,218,582
Total accumulated undistributed earnings	51,323	5,149
Total Net Assets	1,778,624	1,224,578
Total Liabilities and Net Assets	$3,492,573	$2,513,832
Net Asset Value Per Share	$15.03	$14.47

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022(1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$82,043	$21,677	$214,201	$27,780
Payment-in-kind interest income	5,870	1,557	13,972	2,484
Dividend income	4,194	—	9,078	—
Payment-in-kind dividend income	5,446	4,552	23,741	8,226
Other income	828	3,012	1,786	3,192
Total investment income from non-controlled, non-affiliated investments	98,381	30,798	262,778	41,682
Investment income from non-controlled, affiliated investments:
Payment-in-kind interest income	172	—	172	—
Dividend income	456	—	1,013	—
Total investment income from non-controlled, affiliated investments	628	—	1,185	—
Total Investment Income	99,009	30,798	263,963	41,682
Expenses
Interest expense	$34,172	$8,707	$90,901	$11,202
Management fees	12,635	7,142	35,476	13,278
Incentive fees	4,914	1,323	13,004	1,323
Offering expenses	17	120	97	238
Professional fees	1,657	620	3,612	1,221
Directors' fees	289	277	682	817
Other general and administrative	973	691	2,787	1,566
Total Expenses	54,657	18,880	146,559	29,645
Net Investment Income (Loss) Before Taxes	44,352	11,918	117,404	12,037
Income tax expense (benefit), including excise tax expense (benefit)	122	13	364	13
Net Investment Income (Loss) After Taxes	44,230	11,905	117,040	12,024
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$6,656	$(851)	$10,224	$(10,026)
Non-controlled, affiliated investments	514	—	510	—
Translation of assets and liabilities in foreign currencies	911	(286)	218	(443)
Income tax (provision) benefit	—	—	(4)	—
Total Net Change in Unrealized Gain (Loss)	8,081	(1,137)	10,948	(10,469)
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$968	$—	$966	$24
Foreign currency transactions	(795)	70	286	74
Total Net Realized Gain (Loss)	173	70	1,252	98
Total Net Realized and Change in Unrealized Gain (Loss)	$8,254	$(1,067)	$12,200	$(10,371)
Net Increase (Decrease) in Net Assets Resulting from Operations	$52,484	$10,838	$129,240	$1,653
Earnings (Loss) Per Share - Basic and Diluted	$0.50	$0.24	$1.35	$0.06
Weighted Average Shares Outstanding - Basic and Diluted	105,839,749	45,724,093	95,860,190	25,681,701
(1)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(16)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
ManTech International Corporation(8)	First lien senior secured loan	S +	5.75%	9/2029	$67,023	$65,818	$66,521	3.7%
ManTech International Corporation(7)(13)(15)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	5,682	5,489	5,639	0.3%
ManTech International Corporation(13)(14)	First lien senior secured revolving loan	S +	5.75%	9/2028	—	(142)	(65)	—%
						71,165	72,095	4.0%
Application Software
Anaplan, Inc.(7)	First lien senior secured loan	S +	6.50%	6/2029	130,890	129,765	130,891	7.4%
Anaplan, Inc.(13)(14)	First lien senior secured revolving loan	S +	6.50%	6/2028	—	(74)	—	—%
Armstrong Bidco Limited (dba The Access Group)(11)(20)	First lien senior secured loan	SA +	5.00%	6/2029	£5,314	6,397	6,437	0.4%
Armstrong Bidco Limited (dba The Access Group)(11)(15)(20)	First lien senior secured delayed draw term loan	SA +	5.00%	6/2025	£2,773	3,336	3,359	0.2%
Avalara, Inc.(8)	First lien senior secured loan	S +	7.25%	10/2028	104,545	103,169	104,023	5.8%
Avalara, Inc.(13)(14)	First lien senior secured revolving loan	S +	7.25%	10/2028	—	(132)	(52)	—%
CDK Global, Inc.(5)(8)	First lien senior secured loan	S +	4.25%	7/2029	19,850	19,334	19,839	1.1%
Community Brands ParentCo, LLC(8)	First lien senior secured loan	S +	5.50%	2/2028	12,559	12,366	12,433	0.7%
Community Brands ParentCo, LLC(13)(14)(15)	First lien senior secured delayed draw term loan	S +	5.50%	2/2024	—	(11)	—	—%
Community Brands ParentCo, LLC(13)(14)	First lien senior secured revolving loan	S +	5.50%	2/2028	—	(11)	(8)	—%
Coupa Holdings, LLC(7)	First lien senior secured loan	S +	7.50%	2/2030	84,811	82,783	83,115	4.7%
Coupa Holdings, LLC(13)(14)(15)	First lien senior secured delayed draw term loan	S +	7.50%	8/2024	—	(87)	(57)	—%
Coupa Holdings, LLC(13)(14)	First lien senior secured revolving loan	S +	7.50%	2/2029	—	(131)	(116)	—%
Fullsteam Operations, LLC(8)	First lien senior secured delayed draw term loan	S +	7.50% (3.00% PIK)	10/2027	53,312	52,334	53,846	3.0%
Grayshift, LLC(7)(20)	First lien senior secured loan	S +	8.00%	7/2028	113,216	111,656	111,235	6.3%
Grayshift, LLC(13)(14)(20)	First lien senior secured revolving loan	S +	8.00%	7/2028	—	(46)	(102)	—%
Quartz Acquireco, LLC (dba Qualtrics)(7)	First lien senior secured loan	S +	3.50%	6/2030	5,000	4,953	4,963	0.3%
Zendesk, Inc.(8)	First lien senior secured loan	S +	6.75% (3.25% PIK)	11/2028	93,272	91,615	91,873	5.2%
Zendesk, Inc.(13)(14)(15)	First lien senior secured delayed draw term loan	S +	6.50%	11/2024	—	(730)	(115)	—%
Zendesk, Inc.(13)(14)	First lien senior secured revolving loan	S +	6.50%	11/2028	—	(162)	(142)	—%
						616,324	621,422	35.1%
Banks
Finastra USA, Inc.(8)(20)	First lien senior secured loan	S +	7.25%	9/2029	82,382	81,558	81,558	4.6%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(16)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Finastra USA, Inc.(8)(13)(20)	First lien senior secured revolving loan	S +	7.25%	9/2029	1,810	1,724	1,724	0.1%
						83,282	83,282	4.7%
Beverages
Innovation Ventures HoldCo, LLC(7)	First lien senior secured loan	S +	6.25%	3/2027	10,000	9,863	9,875	0.5%
						9,863	9,875	0.5%
Building products
EET Buyer, Inc. (dba e-Emphasys)(8)	First lien senior secured loan	S +	6.50%	11/2027	9,626	9,492	9,626	0.5%
EET Buyer, Inc. (dba e-Emphasys)(9)(13)	First lien senior secured revolving loan	S +	6.50%	11/2027	160	150	160	—%
						9,642	9,786	0.5%
Commercial Services & Supplies
SimpliSafe Holding Corporation(7)	First lien senior secured loan	S +	6.25%	5/2028	20,319	20,002	20,167	1.1%
SimpliSafe Holding Corporation(7)(13)(15)	First lien senior secured delayed draw term loan	S +	6.25%	5/2024	684	658	679	—%
						20,660	20,846	1.1%
Construction & Engineering
Dodge Construction Network LLC(8)	First lien senior secured loan	S +	4.75%	2/2029	9,875	9,754	8,048	0.5%
						9,754	8,048	0.5%
Consumer Finance
Affirm, Inc.(5)(20)(21)	Senior convertible notes	N/A		11/2026	25,000	18,740	18,755	1.1%
						18,740	18,755	1.1%
Diversified Consumer Services
Sophia, L.P.(7)	First lien senior secured loan	S +	4.25%	10/2027	9,875	9,798	9,850	0.6%
						9,798	9,850	0.6%
Diversified Financial Services
BTRS Holdings Inc. (dba Billtrust)(8)	First lien senior secured loan	S +	8.00%	12/2028	62,962	61,210	62,017	3.5%
BTRS Holdings Inc. (dba Billtrust)(8)(13)(15)	First lien senior secured delayed draw term loan	S +	8.00%	12/2024	1,951	1,951	1,871	0.1%
BTRS Holdings Inc. (dba Billtrust)(13)(14)	First lien senior secured revolving loan	S +	7.25%	12/2028	—	(175)	(101)	—%
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S +	6.75%	11/2029	124,375	122,090	123,753	7.0%
Hg Genesis 9 SumoCo Limited(10)(20)	Unsecured facility	E +	7.00% PIK	3/2027	€45,527	49,830	48,202	2.7%
Juniper Square, Inc.(9)	First lien senior secured loan	S +	9.50% (4.75% PIK)	12/2026	36,683	35,855	35,950	2.0%
Juniper Square, Inc.(13)(14)	First lien senior secured revolving loan	S +	8.50%	12/2026	—	(36)	(45)	—%
Smarsh Inc.(9)	First lien senior secured loan	S +	6.50%	2/2029	25,905	25,696	25,840	1.5%
Smarsh Inc.(9)(13)(15)	First lien senior secured delayed draw term loan	S +	6.50%	2/2024	3,238	3,185	3,230	0.2%
Smarsh Inc.(13)(14)	First lien senior secured revolving loan	S +	6.50%	2/2029	—	(2)	(1)	—%
						299,604	300,716	17.0%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(16)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Diversified Support Services
CoreTrust Purchasing Group LLC(7)	First lien senior secured loan	S +	6.75%	10/2029	25,826	25,362	25,568	1.4%
CoreTrust Purchasing Group LLC(13)(14)(15)	First lien senior secured delayed draw term loan	S +	6.75%	9/2024	—	(16)	—	—%
CoreTrust Purchasing Group LLC(13)(14)	First lien senior secured revolving loan	S +	6.75%	10/2029	—	(60)	(38)	—%
						25,286	25,530	1.4%
Electrical Equipment
BCPE Watson (DE) ORML, LP(9)(20)(23)	First lien senior secured loan	S +	6.50%	7/2028	125,000	123,954	124,375	7.0%
						123,954	124,375	7.0%
Food & Staples Retailing
Circana Group, L.P. (fka The NPD Group, L.P.)(7)	First lien senior secured loan	S +	6.25% (2.75% PIK)	12/2028	144,311	141,785	142,867	8.0%
Circana Group, L.P. (fka The NPD Group, L.P.)(7)(13)	First lien senior secured revolving loan	S +	5.75%	12/2027	1,631	1,490	1,540	0.1%
						143,275	144,407	8.1%
Health Care Equipment & Supplies
PerkinElmer U.S. LLC(8)	First lien senior secured loan	S +	6.75%	3/2029	45,555	44,705	44,986	2.5%
						44,705	44,986	2.5%
Health Care Providers & Services
Covetrus, Inc.(8)	Second lien senior secured loan	S +	9.25%	10/2030	75,000	73,577	74,625	4.2%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(7)	First lien senior secured loan	S +	5.50%	3/2025	9,962	9,962	9,913	0.6%
Engage Debtco Limited(8)(20)	First lien senior secured loan	S +	5.75% (2.40% PIK)	7/2029	20,000	19,569	19,650	1.1%
Natural Partners, LLC(8)(20)	First lien senior secured loan	S +	6.00%	11/2027	9,174	9,032	9,105	0.5%
Natural Partners, LLC(13)(14)(20)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(10)	(5)	—%
OneOncology LLC(8)	First lien senior secured loan	S +	6.25%	6/2030	7,937	7,821	7,857	0.4%
OneOncology LLC(13)(14)(15)	First lien senior secured delayed draw term loan	S +	6.25%	12/2024	—	(18)	—	—%
OneOncology LLC(13)(14)	First lien senior secured revolving loan	S +	6.25%	6/2029	—	(23)	(16)	—%
TC Holdings, LLC (dba TrialCard)(9)	First lien senior secured loan	S +	5.00%	4/2027	8,817	8,751	8,817	0.5%
TC Holdings, LLC (dba TrialCard)(13)(14)	First lien senior secured revolving loan	S +	5.00%	4/2027	—	(8)	—	—%
Vermont Aus Pty Ltd(8)(20)	First lien senior secured loan	S +	5.50%	3/2028	9,850	9,655	9,727	0.5%
						138,308	139,673	7.8%
Health Care Technology
Athenahealth Group Inc.(5)(7)	First lien senior secured loan	S +	3.25%	2/2029	3,529	3,260	3,456	0.2%
Color Intermediate, LLC(8)	First lien senior secured loan	S +	5.50%	10/2029	48,515	47,634	48,030	2.7%
Hyland Software, Inc.(7)	First lien senior secured loan	S +	6.00%	9/2030	65,438	64,459	64,457	3.6%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(16)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Hyland Software, Inc.(13)(14)	First lien senior secured revolving loan	S +	6.00%	9/2029	—	(46)	(47)	—%
Iconic IMO Merger Sub, Inc.(8)	First lien senior secured loan	S +	6.00%	5/2029	20,638	20,287	20,534	1.2%
Iconic IMO Merger Sub, Inc.(9)(13)(15)	First lien senior secured delayed draw term loan	S +	6.00%	5/2024	1,333	1,281	1,327	0.1%
Iconic IMO Merger Sub, Inc.(9)(13)	First lien senior secured revolving loan	S +	6.00%	5/2028	397	359	385	—%
Imprivata, Inc.(7)	Second lien senior secured loan	S +	6.25%	12/2028	17,647	17,470	17,647	1.0%
Interoperability Bidco, Inc. (dba Lyniate)(8)	First lien senior secured loan	S +	7.00%	12/2026	28,265	28,136	27,983	1.6%
Interoperability Bidco, Inc. (dba Lyniate)(8)(13)	First lien senior secured revolving loan	S +	7.00%	12/2024	677	664	654	—%
Neptune Holdings, Inc. (dba NexTech)(9)	First lien senior secured loan	S +	6.00%	8/2030	6,618	6,454	6,452	0.4%
Neptune Holdings, Inc. (dba NexTech)(13)(14)	First lien senior secured revolving loan	S +	6.00%	8/2029	—	(22)	(22)	—%
PointClickCare Technologies, Inc.(8)(20)	First lien senior secured loan	S +	4.00%	12/2027	9,850	9,736	9,850	0.6%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(5)(7)	First lien senior secured loan	S +	3.25%	3/2028	11,778	11,300	11,613	0.7%
						210,972	212,319	12.1%
Insurance
AmeriLife Holdings LLC(7)	First lien senior secured loan	S +	5.75%	8/2029	18,045	17,729	17,956	1.0%
AmeriLife Holdings LLC(9)(13)(15)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	3,008	2,943	2,993	0.2%
AmeriLife Holdings LLC(9)(13)	First lien senior secured revolving loan	S +	5.75%	8/2028	379	342	367	—%
Asurion, LLC(5)(7)	First lien senior secured loan	S +	4.25%	8/2028	18,671	17,860	18,111	1.0%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(8)	First lien senior secured loan	S +	7.50%	3/2029	37,324	36,420	36,764	2.1%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(13)(14)	First lien senior secured revolving loan	S +	7.50%	3/2029	—	(85)	(56)	—%
Integrated Specialty Coverages, LLC(8)	First lien senior secured loan	S +	6.00%	7/2030	5,603	5,521	5,517	0.3%
Integrated Specialty Coverages, LLC(13)(14)(15)	First lien senior secured delayed draw term loan	S +	6.00%	1/2024	—	(8)	(4)	—%
Integrated Specialty Coverages, LLC(13)(14)	First lien senior secured revolving loan	S +	6.00%	7/2029	—	(9)	(9)	—%
Integrity Marketing Acquisition, LLC(8)	First lien senior secured loan	S +	5.86%	8/2026	30,755	30,670	30,755	1.7%
Integrity Marketing Acquisition, LLC(13)(14)(15)	First lien senior secured delayed draw term loan	S +	6.00%	2/2025	—	(55)	—	—%
Integrity Marketing Acquisition, LLC(13)(14)	First lien senior secured revolving loan	S +	6.50%	8/2026	—	(12)	—	—%
						111,316	112,394	6.3%
IT Services
Kaseya Inc.(8)	First lien senior secured loan	S +	6.25% (2.50% PIK)	6/2029	78,218	76,851	78,022	4.4%
Kaseya Inc.(8)(13)(15)	First lien senior secured delayed draw term loan	S +	6.25% (2.50% PIK)	6/2024	289	247	288	—%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(16)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Kaseya Inc.(8)(13)	First lien senior secured revolving loan	S +	6.25% (2.50% PIK)	6/2029	1,189	1,112	1,177	0.1%
						78,210	79,487	4.5%
Life Sciences Tools & Services
Bamboo US BidCo LLC(8)	First lien senior secured loan	S +	6.00%	9/2030	19,692	19,102	19,102	1.1%
Bamboo US BidCo LLC(10)	First lien senior secured EUR term loan	E +	6.00%	9/2030	€12,252	12,583	12,583	0.7%
Bamboo US BidCo LLC(13)(14)(15)	First lien senior secured delayed draw term loan	S +	6.00%	3/2025	—	(46)	(46)	—%
Bamboo US BidCo LLC(13)(14)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(123)	(123)	—%
Bracket Intermediate Holding Corp.(5)(8)	First lien senior secured loan	S +	5.00%	5/2028	34,913	33,933	34,832	2.0%
						65,449	66,348	3.8%
Pharmaceuticals
Foundation Consumer Brands, LLC(8)	First lien senior secured loan	S +	6.25%	2/2027	18,115	17,839	18,115	1.1%
Pacific BidCo Inc.(8)(20)	First lien senior secured loan	S +	5.75% (3.11% PIK)	8/2029	8,664	8,475	8,556	0.5%
Pacific BidCo Inc.(13)(14)(15)(20)	First lien senior secured delayed draw term loan	S +	5.75%	8/2025	—	(10)	—	—%
						26,304	26,671	1.6%
Professional Services
Certinia, Inc.(9)	First lien senior secured loan	S +	7.25%	8/2029	44,118	43,251	43,235	2.4%
Certinia, Inc.(13)(14)	First lien senior secured revolving loan	S +	7.25%	8/2029	—	(115)	(118)	—%
Proofpoint, Inc.(5)(7)	First lien senior secured loan	S +	3.25%	8/2028	3,207	3,110	3,178	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(8)	First lien senior secured loan	S +	7.00% (2.00% PIK)	5/2026	62,472	62,056	62,315	3.5%
Sensor Technology Topco, Inc. (dba Humanetics)(10)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	5/2026	€11,253	12,143	11,884	0.7%
Sensor Technology Topco, Inc. (dba Humanetics)(7)(13)	First lien senior secured revolving loan	S +	6.50%	5/2026	2,232	2,196	2,218	0.1%
Sovos Compliance, LLC(5)(7)	First lien senior secured loan	S +	4.50%	8/2028	19,601	19,218	19,262	1.1%
						141,859	141,974	8.0%
Real Estate Management & Development
Entrata, Inc.(7)	First lien senior secured loan	S +	6.00%	7/2030	44,872	44,208	44,199	2.5%
Entrata, Inc.(13)(14)	First lien senior secured revolving loan	S +	6.00%	7/2028	—	(73)	(77)	—%
						44,135	44,122	2.5%
Systems Software
Activate Holdings (US) Corp. (dba Absolute Software)(8)(20)	First lien senior secured loan	S +	6.75%	7/2030	39,739	38,665	38,647	2.2%
Activate Holdings (US) Corp. (dba Absolute Software)(13)(14)(20)	First lien senior secured revolving loan	S +	6.75%	7/2030	—	(81)	(83)	—%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(16)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Appfire Technologies, LLC(8)	First lien senior secured loan	S +	5.50%	3/2027	3,520	3,500	3,502	0.2%
Appfire Technologies, LLC(13)(14)(15)	First lien senior secured delayed draw term loan	S +	5.50%	6/2024	—	(54)	—	—%
Appfire Technologies, LLC(13)(14)	First lien senior secured revolving loan	S +	5.50%	3/2027	—	(9)	(4)	—%
Barracuda Networks, Inc.(5)(8)	First lien senior secured loan	S +	4.50%	8/2029	44,663	43,494	44,167	2.5%
Barracuda Networks, Inc.(8)	Second lien senior secured loan	S +	7.00%	8/2030	55,875	54,349	52,243	2.9%
ConnectWise, LLC(5)(7)	First lien senior secured loan	S +	3.50%	9/2028	3,097	3,001	3,043	0.2%
Delta TopCo, Inc. (dba Infoblox, Inc.)(9)	Second lien senior secured loan	S +	7.25%	12/2028	24,464	21,668	24,158	1.4%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(9)	Second lien senior secured loan	S +	6.75%	11/2027	20,000	19,803	17,950	1.0%
Oranje Holdco, Inc. (dba KnowBe4)(8)	First lien senior secured loan	S +	7.75%	2/2029	106,818	105,303	105,750	5.9%
Oranje Holdco, Inc. (dba KnowBe4)(13)(14)	First lien senior secured revolving loan	S +	7.75%	2/2029	—	(178)	(134)	—%
Ping Identity Holding Corp.(7)	First lien senior secured loan	S +	7.00%	10/2029	90,909	89,684	90,455	5.1%
Ping Identity Holding Corp.(13)(14)	First lien senior secured revolving loan	S +	7.00%	10/2028	—	(115)	(45)	—%
Rubrik, Inc.(8)	First lien senior secured loan	S +	7.00%	8/2028	46,771	46,168	46,303	2.6%
Rubrik, Inc.(8)(13)	First lien senior secured delayed draw term loan	S +	7.00%	8/2028	660	605	595	—%
SailPoint Technologies Holdings, Inc.(7)	First lien senior secured loan	S +	6.25%	8/2029	136,920	134,380	135,893	7.6%
SailPoint Technologies Holdings, Inc.(13)(14)	First lien senior secured revolving loan	S +	6.25%	8/2028	—	(212)	(98)	—%
Securonix, Inc.(8)	First lien senior secured loan	S +	6.50%	4/2028	19,774	19,618	18,736	1.1%
Securonix, Inc.(13)(14)	First lien senior secured revolving loan	S +	6.50%	4/2028	—	(27)	(187)	—%
Sophos Holdings, LLC(5)(7)(20)	First lien senior secured loan	S +	3.50%	3/2027	14,809	14,331	14,766	0.8%
Talon MidCo 2 Limited (dba Tufin)(8)(20)	First lien senior secured loan	S +	7.69%	8/2028	28,223	27,760	27,729	1.6%
Talon MidCo 2 Limited (dba Tufin)(13)(14)(15)(20)	First lien senior secured delayed draw term loan	S +	7.69%	8/2024	—	—	(6)	—%
Talon MidCo 2 Limited (dba Tufin)(13)(14)(20)	First lien senior secured revolving loan	S +	7.00%	8/2028	—	(22)	(24)	—%
						621,631	623,356	35.1%
Total non-controlled/non-affiliated portfolio company debt investments						$2,924,236	$2,940,317	165.8%

Equity Investments
Application Software
6Sense Insights, Inc.(18)(21)	Series E-1 Preferred Stock	N/A		N/A	316,128	10,001	8,365	0.5%
Project Alpine Co-Invest Fund, L.P.(18)(20)(21)	LP Interest	N/A		N/A	$9,695	9,695	10,633	0.6%
Zoro TopCo, L.P.(18)(21)	Class A Common Units	N/A		N/A	1,051,383	10,514	11,032	0.6%
Zoro TopCo, Inc.(12)(18)	Series A Preferred Stock		12.50% PIK	N/A	12,617	13,169	13,319	0.7%
						43,379	43,349	2.4%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(16)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Capital Markets
Acorns Grow Incorporated(12)(17)(18)(20)	Series F Preferred Stock		5.00% PIK	N/A	572,135	10,850	10,378	0.6%
						10,850	10,378	0.6%
Diversified Financial Services
Amergin Asset Management, LLC(18)(20)(21)	Class A Units	N/A		N/A	50,000,000	—	—	—%
Juniper Square, Inc.(18)(21)	Warrants	N/A		N/A	40,984	238	213	—%
						238	213	—%
Health Care Technology
BEHP Co-Investor II, L.P.(18)(20)(21)	LP Interest	N/A		N/A	$1,270	1,266	1,325	0.1%
Orange Blossom Parent, Inc.(18)(21)	Common Stock	N/A		N/A	16,667	1,667	1,710	0.1%
Minerva Holdco, Inc.(12)(18)	Series A Preferred Stock		10.75% PIK	N/A	50,000	57,102	54,770	3.1%
WP Irving Co-Invest, L.P.(18)(20)(21)	Partnership Units	N/A		N/A	1,250,000	1,250	1,304	0.1%
						61,285	59,109	3.4%
Insurance
Accelerate Topco Holdings, LLC(18)(21)	Common Units	N/A		N/A	12,822	354	404	—%
Coherent Group Limited(17)(18)(20)(21)	Series B Preferred Shares	N/A		N/A	153,095	16,011	14,400	0.8%
						16,365	14,804	0.8%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(12)(18)	Perpetual Preferred Stock		11.75% PIK	N/A	62,500	68,845	70,035	3.9%
						68,845	70,035	3.9%
Systems Software
Axonius, Inc.(17)(18)(21)	Series E Preferred Stock	N/A		N/A	1,733,274	10,032	8,775	0.5%
Elliott Alto Co-Investor Aggregator L.P.(18)(20)(21)	LP Interest	N/A		N/A	13,060	13,137	12,373	0.7%
Halo Parent Newco, LLC(12)(18)	Class H PIK Preferred Equity		11.00% PIK	N/A	43,655	45,346	38,897	2.2%
Picard Holdco, Inc.(8)(18)	Series A Preferred Stock	S +	12.00%	N/A	102,985	93,262	84,372	4.7%
Project Hotel California Co-Invest Fund, L.P.(18)(20)(21)	LP Interest	N/A		N/A	$8,061	8,061	8,413	0.5%
Securiti, Inc.(18)(21)	Series C Preferred Shares	N/A		N/A	2,525,571	20,000	18,596	1.0%
						189,838	171,426	9.6%
Total non-controlled/non-affiliated portfolio company equity investments						$390,800	$369,314	20.7%
Total non-controlled/non-affiliated portfolio company investments						$3,315,036	$3,309,631	186.5%

Non-controlled/affiliated portfolio company investments
Debt Investments
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(12)(20)	First lien senior secured loan		12.00% PIK	7/2030	8,084	8,084	8,084	0.5%
						8,084	8,084	0.5%
Total non-controlled/affiliated portfolio company debt investments						$8,084	$8,084	0.5%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(16)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Equity Investments
Diversified Financial Services
AAM Series 2.1 Aviation Feeder, LLC(13)(18)(19)(20)(21)	LLC Interest	N/A	N/A	$6,824	6,824	6,823	0.4%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(13)(18)(19)(20)(21)	LLC Interest	N/A	N/A	$5,318	5,319	5,326	0.3%
					12,143	12,149	0.7%
Insurance
Fifth Season Investments LLC(18)(19)	Class A Units	N/A	N/A	8	34,579	34,581	1.9%
					34,579	34,581	1.9%
Pharmaceuticals
LSI Financing 1 DAC(18)(19)(20)	Preferred equity	N/A	N/A	$19,595	19,352	19,805	1.1%
					19,352	19,805	1.1%
Total non-controlled/affiliated portfolio company equity investments					$66,074	$66,535	3.7%
Total non-controlled/affiliated portfolio company investments					$74,158	$74,619	4.2%
Total Investments					$3,389,194	$3,384,250	190.7%
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)The amortized cost represents the original cost adjusted for the amortization and accretion of premiums and discounts, as applicable, on debt investments using the effective interest method.
(3)As of September 30, 2023, the net estimated unrealized gain for U.S. federal income tax purposes was $28.6 million based on a tax cost basis of $3.4 billion. As of September 30, 2023, the estimated aggregate gross unrealized loss for U.S. federal income tax purposes was $0.8 million and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $29.4 million.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Level 2 investment.
(6)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate ("SOFR" or "S," which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include three- or six-month EURIBOR), SONIA ("SONIA” or "SA") or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(7)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2023 was 5.32%.
(8)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2023 was 5.40%.
(9)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2023 was 5.47%.
(10)The interest rate on this loan is subject to 3 month EURIBOR, which as of September 30, 2023 was 3.95%.
(11)The interest rate on this loan is subject to SONIA, which as of September 30, 2023 was 5.19%.
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
(16)Unless otherwise indicated, all investments are considered co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(17)Not a co-investment made with the Company’s affiliates
(18)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2023, the aggregate fair value of these securities is $435.8 million or 24.5% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January 20, 2022
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 01, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 01, 2022
Accelerate Topco Holdings, LLC	Common Units	September 01, 2022
Acorns Grow Incorporated	Series F Preferred Stock	March 08, 2022
Amergin Asset Management, LLC	Class A Units	July 01, 2022
Axonius, Inc.	Series E Preferred Stock	March 11, 2022
BEHP Co-Investor II, L.P.	LP Interest	May 06, 2022
Coherent Group Limited	Series B Preferred Shares	April 21, 2022
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Fifth Season Investments LLC	Class A Units	October 17, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	February 22, 2022
Juniper Square, Inc.	Warrants	December 29, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 23, 2022
LSI Financing 1 DAC	Preferred equity	December 14, 2022
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
Orange Blossom Parent, Inc.	Common Stock	July 29, 2022
Picard Holdco, Inc.	Series A Preferred Stock	September 29, 2022
Project Alpine Co-Invest Fund, L.P.	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Securiti, Inc.	Series C Preferred Shares	July 29, 2022
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
Zoro TopCo, Inc.	Series A Preferred Stock	November 22, 2022
_______________
(19)Under the Investment Company Act of 1940, as amended (the "1940 Act"), the Company is deemed to be an "Affiliated Person" of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company's outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement. Transactions during the nine months ended September 30, 2023 in which the Company was an Affiliated Person of the portfolio company are as follows:

Company	Fair Value at December 31, 2022	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Fair Value at September 30, 2023	Interest Income	Dividend Income	Other Income
Non-Controlled Affiliates
AAM Series 2.1 Aviation Feeder, LLC(c)	$348	$6,475	$—	$—	$6,823	$—	$—	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	—	13,402	—	8	13,410	172	—	—
Fifth Season Investments LLC	25,110	9,471	—	—	34,581	—	801	—
LSI Financing 1 DAC	6,175	15,042	(1,914)	502	19,805	—	212	—
Total Non-Controlled Affiliates	$31,633	$44,390	$(1,914)	$510	$74,619	$172	$1,013	$—
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

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)
(20)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2023, non-qualifying assets represented 18.0% of total assets as calculated in accordance with the regulatory requirements.
(21)Investment is non-income producing.
(22)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility and SPV Asset Facilities. See Note 6 “Debt”.
(23)Investment is not pledged as collateral for the credit facilities.

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

Blue Owl Technology Finance Corp. II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022(1)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$44,230	$11,905	$117,040	$12,024
Net change in unrealized gain (loss)	8,081	(1,137)	10,948	(10,469)
Net realized gain (loss)	173	70	1,252	98
Net Increase (Decrease) in Net Assets Resulting from Operations	52,484	10,838	129,240	1,653
Distributions
Distributions declared from earnings	(34,132)	(3,634)	(83,067)	(3,634)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(34,132)	(3,634)	(83,067)	(3,634)
Capital Share Transactions
Issuance of common shares	200,000	399,987	499,992	974,987
Reinvestment of distributions	3,207	—	7,881	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	203,207	399,987	507,873	974,987
Total Increase (Decrease) in Net Assets	221,559	407,191	554,046	973,006
Net Assets, at beginning of period	1,557,065	609,833	1,224,578	44,018
Net Assets, at end of period	$1,778,624	$1,017,024	$1,778,624	$1,017,024
(1)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022(1)
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$129,240	$1,653
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(988,275)	(1,732,040)
Proceeds from investments and investment repayments, net	122,048	60,054
Net amortization/accretion of premium/discount on investments	(8,319)	(1,559)
Net change in unrealized (gain) loss on investments	(10,734)	10,026
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(218)	443
Net realized (gain) loss on investments	(966)	(24)
Paid-in-kind interest and dividends	(34,053)	(8,010)
Amortization of debt issuance costs	4,168	1,666
Amortization of offering costs	97	238
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(8,717)	(12,310)
(Increase) decrease in dividend income receivable	(9,413)	—
(Increase) decrease in prepaid expenses and other assets	368	(161)
Increase (decrease) in management fee payable	2,448	6,748
Increase (decrease) in incentive fee payable	2,293	1,323
Increase (decrease) in payables to affiliates	(227)	1,017
Increase (decrease) in payable for investments purchased	(27,731)	—
Increase (decrease) in accrued expenses and other liabilities	3,890	2,863
Net cash used in operating activities	(824,101)	(1,668,073)
Cash Flows from Financing Activities
Borrowings on debt	1,624,482	1,356,634
Payments on debt	(1,200,497)	(670,000)
Debt issuance costs	(3,933)	(16,424)
Proceeds from issuance of common shares (net of change in subscriptions receivable)	499,453	974,148
Offering costs paid	(81)	(295)
Distributions paid	(54,583)	—
Net cash provided by financing activities	864,841	1,644,063
Net increase in cash	40,740	(24,010)
Cash, beginning of period	28,065	44,830
Cash, end of period	$68,805	$20,820
Supplemental and Non-Cash Information
Interest paid during the period	$83,685	$7,116
Distributions declared during the period	$83,067	$3,634
Reinvestment of distributions during the period	$7,881	$—
Distributions Payable	$34,130	$3,634
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
Financial and Derivative Instruments
Rule 18f-4 was adopted by the SEC in December 2020 and became effective in August 2022. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.

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
For the three months ended September 30, 2023, PIK interest and PIK dividend income earned was $6.0 million and $5.4 million representing 6.1% and 5.5% of investment income, respectively. For the three months ended September 30, 2022, PIK interest and PIK dividend income earned was $1.6 million and $4.6 million representing 5.1% and 14.8% of investment income, respectively.
For the nine months ended September 30, 2023, PIK interest and PIK dividend income earned was $14.1 million and $23.7 million representing 5.4% and 9.0% of investment income, respectively. For the nine months ended September 30, 2022, PIK interest and PIK dividend income earned was $2.5 million and $8.2 million representing 6.0% and 19.7% of investment income, respectively.
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
For the three months ended September 30, 2023 and 2022, the Company incurred expenses of approximately $0.7 million and $0.6 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement. For the nine months ended September 30, 2023 and 2022, the Company incurred expenses of approximately $2.1 million and $1.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
For the three months ended September 30, 2023 and 2022, management fees were $12.6 million and $7.1 million, respectively. For the nine months ended September 30, 2023 and 2022, management fees were $35.5 million and $13.3 million, respectively.

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
For the three and nine months ended September 30, 2023 performance based incentive fees based on net investment income were $4.9 million and $13.0 million, respectively. For the three and nine months ended September 30, 2022 performance based incentive fees based on net investment income were $1.3 million.
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
The Company did not accrue performance based incentive fees based on capital gains for the three and nine months ended September 30, 2023 and 2022.
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
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on an order for exemptive relief (as amended, the “Order”) that has been granted to an affiliate of the Adviser to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching by the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits the Company to participate in follow-on investments in its existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company.
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
Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made a $20.0 million equity commitment to Amergin AssetCo on July 1, 2022. The company increased its commitment to Amergin AssetCo on July 28, 2023 to $24.4 million, of which $16.5 million is equity and $7.9 million is debt. The Company’s investment in Amergin is a co-investment made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, the Company made a $5.2 million equity commitment to Fifth Season. The Company has made periodic increases to its investment in Fifth Season, including $3.4 million and $9.3 million during the three and nine months ended September 30, 2023, respectively. The Company’s investment in Fifth Season is a co-investment with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its interest in Fifth Season.
LSI Financing is a portfolio company formed to acquire a contractual right to revenue pursuant to an earnout agreement in the life sciences space. On December 14, 2022, the Company made a $6.2 million investment in LSI Financing. The Company has made periodic increases to its investment in LSI Financing, including $15.0 million during the nine months ended September 30, 2023.The Company’s investment in LSI Financing is a co-investment with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.
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
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	September 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$2,676,883	$2,694,821	$1,812,475	$1,812,277
Second-lien senior secured debt investments	186,867	186,623	186,424	184,788
Unsecured debt investments	68,570	66,957	63,815	58,859
Preferred equity investments(2)	363,970	341,712	345,327	337,069
Common equity investments(3)	92,904	94,137	71,588	71,541
Total Investments	$3,389,194	$3,384,250	$2,479,629	$2,464,534
(1)Includes investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	September 30, 2023	December 31, 2022
Aerospace & Defense	2.1%	2.7%
Application Software	19.5	19.0
Banks	2.5	—
Beverages	0.3	0.4
Building Products	0.3	—
Capital Markets	0.3	0.4
Commercial Services & Supplies	0.6	0.8
Construction & Engineering	0.2	0.3
Consumer Finance	0.6	0.6
Diversified Consumer Services	0.3	0.4
Diversified Financial Services(1)	9.5	6.8
Diversified Support Services	0.8	1.0
Electrical Equipment	3.7	5.1
Food & Staples Retailing	4.3	5.8
Health Care Equipment & Supplies	1.3	—
Health Care Technology	8.0	8.3
Health Care Providers & Services	4.1	4.9
Insurance(2)	4.8	3.6
IT Services	4.4	5.6
Life Sciences Tools & Services	2.0	—
Pharmaceuticals(3)	1.4	0.9
Professional Services	4.2	0.9
Real Estate Management & Development	1.3	—
Specialty Retail	—	1.2
Systems Software	23.5	31.3
Total	100.0%	100.0%
_______________
(1)Includes investments in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	September 30, 2023	December 31, 2022
United States:
Midwest	9.1%	6.0%
Northeast	23.5	25.8
South	27.7	32.3
West	27.2	28.9
International	12.5%	7.0%
Total	100.0%	100.0%

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 5. Fair Value of Investments
Investments
The tables below present the fair value hierarchy of investments as of the following periods:

	Fair Value Hierarchy as of September 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
First-lien senior secured debt investments(1)	$—	$172,267	$2,522,554	$2,694,821
Second-lien senior secured debt investments	—	—	186,623	186,623
Unsecured debt investments	—	18,755	48,202	66,957
Preferred equity investments(2)	—	—	341,712	341,712
Common equity investments(3)	—	—	94,137	94,137
Total Investments at fair value	$—	$191,022	$3,193,228	$3,384,250
(1)Includes investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investments in Amergin and Fifth Season.

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
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended September 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,167,254	$183,925	$48,376	$362,105	$83,234	$2,844,894
Purchases of investments, net	402,174	—	—	—	10,015	412,189
Payment-in-kind	5,108	—	1,274	1,363	—	7,745
Proceeds from investments, net	(22,996)	—	—	(20,605)	—	(43,601)
Net change in unrealized gain (loss)	3,964	2,545	(1,448)	(2,800)	888	3,149
Net realized gains (losses)	—	—	—	968	—	968
Net amortization/accretion of premium/discount on investments	1,350	153	—	681	—	2,184
Transfers into (out of) Level 3(1)	(34,300)	—	—	—	—	(34,300)
Fair value, end of period	$2,522,554	$186,623	$48,202	$341,712	$94,137	$3,193,228
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended September 30, 2023, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Three Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$460,911	$45,358	$42,260	$194,150	$12,210	$754,889
Purchases of investments, net	621,342	67,140	—	120,234	25,418	834,134
Payment-in-kind	351	—	745	2,671	—	3,767
Proceeds from investments, net	(1,292)	—	—	—	—	(1,292)
Net change in unrealized gain (loss)	2,691	(1,757)	(2,402)	(1,855)	(38)	(3,361)
Net realized gains (losses)	—	—	—	—	—	—
Net amortization/accretion of premium/discount on investments	485	69	13	76	—	643
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$1,084,488	$110,810	$40,616	$315,276	$37,590	$1,588,780
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended September 30, 2022, there were no transfers between levels.

	As of and for the Nine Months Ended September 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,758,458	$184,788	$45,124	$337,069	$71,541	$2,396,980
Purchases of investments, net	895,464	—	—	19,664	21,315	936,443
Payment-in-kind	11,315	—	3,492	19,246	—	34,053
Proceeds from investments, net	(57,070)	—	—	(22,190)	—	(79,260)
Net change in unrealized gain (loss)	13,742	1,393	(428)	(14,000)	1,281	1,988
Net realized gains (losses)	(2)	—	—	968	—	966
Net amortization/accretion of premium/discount on investments	3,658	442	14	955	—	5,069
Transfers into (out of) Level 3(1)	(103,011)	—	—	—	—	(103,011)
Fair value, end of period	$2,522,554	$186,623	$48,202	$341,712	$94,137	$3,193,228
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the nine months ended September 30, 2023, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Nine Months Ended September 30, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$—	$—	$—	$—	$—	$—
Purchases of investments, net	1,128,840	126,703	43,918	315,447	37,636	1,652,544
Payment-in-kind	350	—	1,499	6,161	—	8,010
Proceeds from investments, net	(46,077)	(13,977)	—	—	—	(60,054)
Net change in unrealized gain (loss)	714	(2,001)	(4,830)	(6,462)	(46)	(12,625)
Net realized gains (losses)	24	—	—	—	—	24
Net amortization of discount on investments	637	85	29	130	—	881
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$1,084,488	$110,810	$40,616	$315,276	$37,590	$1,588,780
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2023 on Investments Held at September 30, 2023	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2022 on Investments Held at September 30, 2022
First-lien senior secured debt investments	$4,191	$2,691
Second-lien senior secured debt investments	2,545	(1,757)
Unsecured debt investments	(1,448)	(2,402)
Preferred equity investments	(2,800)	(1,855)
Common equity investments	888	(38)
Total Investments	$3,376	$(3,361)

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2023 on Investments Held at September 30, 2023	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2022 on Investments Held at September 30, 2022
First-lien senior secured debt investments	$14,293	$714
Second-lien senior secured debt investments	1,393	(2,001)
Unsecured debt investments	(428)	(4,830)
Preferred equity investments	(14,000)	(6,462)
Common equity investments	1,281	(46)
Total Investments	$2,539	$(12,625)
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

	September 30, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$371,926	Recent Transaction	Transaction Price	90.1% - 100.0% (98.3%)	Increase
	2,150,628	Yield Analysis	Market Yield	8.9% - 17.3% (12.7%)	Decrease
Second-lien senior secured debt investments	$186,623	Yield Analysis	Market Yield	12.1% - 18.9% (15.9%)	Decrease
Unsecured debt investments	$48,202	Yield Analysis	Market Yield	13.1% - 13.1% (13.1%)	Decrease
Preferred equity investments	$281,199	Yield Analysis	Market Yield	11.4% - 22.9% (16.9%)	Decrease
	60,513	Market Approach	Revenue Multiple	8.5x - 25.0x (15.7x)	Increase
Common equity investments	$46,729	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	17,116	Market Approach	EBITDA Multiple	9.3x - 32.5x (12.9x)	Increase
	30,292	Market Approach	Revenue Multiple	6.3x - 14.3x (10.9x)	Increase

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$544,947	Recent Transaction	Transaction Price	97.2% - 98.5% (98.0%)	Increase
	1,213,511	Yield Analysis	Market Yield	8.2% - 19.3% (11.5%)	Decrease
Second-lien senior secured debt investments	$73,470	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
	111,318	Yield Analysis	Market Yield	12.6% - 19.2% (15.6%)	Decrease
Unsecured debt investments	$45,124	Yield Analysis	Market Yield	10.8% - 10.8% (10.8%)	Decrease
Preferred equity investments	$18,350	Recent Transaction	Transaction Price	96.5% - 100.0% (97.7%)	Increase
	253,581	Yield Analysis	Market Yield	11.9% - 20.6% (16.7%)	Decrease
	65,138	Market Approach	Revenue Multiple	8.5x - 38.5x (26.8x)	Increase
Common equity investments	$36,211	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	17,586	Market Approach	EBITDA Multiple	11.4x - 31.6x (14.4x)	Increase
	17,744	Market Approach	Revenue Multiple	11.0x - 16.6x (14.1x)	Increase
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	September 30, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Subscription Credit Facility	$723,857	$723,857	$767,139	$767,139
Revolving Credit Facility	64,746	64,746	120,667	120,667
SPV Asset Facility I	591,620	591,620	293,878	293,878
SPV Asset Facility II	197,511	197,511	47,119	47,119
2023A Notes	74,488	74,488	—	—
Total Debt	$1,652,222	$1,652,222	$1,228,803	$1,228,803
(1)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and 2023A Notes are presented net of unamortized debt issuance costs of $1.1 million, $4.8 million, $8.4 million, $2.5 million, and $0.5 million respectively.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, and SPV Asset Facility II are presented net of unamortized debt issuance costs of $2.9 million, $5.7 million, $6.1 million, and $2.9 million respectively.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	September 30, 2023	December 31, 2022
Level 1	$—	$—
Level 2	—	—
Level 3	1,652,222	1,228,803
Total Debt	$1,652,222	$1,228,803
Financial Instruments Not Carried at Fair Value
As of September 30, 2023, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and debt, approximate fair value due to their short maturities.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2023 and December 31, 2022, the Company’s asset coverage was 206% and 196%, respectively.
The tables below present debt obligations as of the following periods:

	September 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$800,000	$725,000	$75,000	$723,857
Revolving Credit Facility	625,000	69,577	555,423	64,746
SPV Asset Facility I	825,000	600,000	18,069	591,620
SPV Asset Facility II	300,000	200,000	73,583	197,511
2023A Notes	75,000	75,000	—	74,488
Total Debt	$2,625,000	$1,669,577	$722,075	$1,652,222
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and 2023A Notes are presented net of unamortized debt issuance costs of $1.1 million, $4.8 million, $8.4 million, $2.5 million, and $0.5 million respectively.

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
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$32,715	$7,730	$86,733	$9,536
Amortization of debt issuance costs	1,457	977	4,168	1,666
Total Interest Expense	$34,172	$8,707	$90,901	$11,202
Average interest rate	7.8%	4.7%	7.4%	4.5%
Average daily borrowings	$1,646,915	$643,216	$1,543,034	$277,457

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
The Subscription Credit Facility will mature upon the earliest of: (i) the date two (2) years from the Closing Date (the “Stated Maturity Date”); (ii) the date upon which the Administrative Agent declares the obligations under the Subscription Credit Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the scheduled termination of the commitment period under the Company's subscription agreements; (iv) forty-five (45) days prior to the date of any listing of the Company's common stock on a national securities exchange; (v) the termination of the commitment period under the Company's subscription agreements (if earlier than the scheduled date); and (vi) the date the Company terminates the commitments pursuant to the Subscription Credit Facility. At the Company's option, the Stated Maturity Date may be extended by up to 364 days, subject to satisfaction of customary conditions. On November 3, 2023, the Company exercised this option and extended the Stated Maturity Date to February 14, 2025.

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
The maximum principal amount of the Revolving Credit Facility is $625 million (increased from $600 million to $625 million on November 16, 2022), subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness. The amount available for borrowing under the Revolving Credit Facility is reduced by any outstanding letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans, with the aggregate principal amount of outstanding swingline loans of any swingline lender being limited to up to $50 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
SPV Asset Facility I
On July 15, 2022 (the “SPV Asset Facility I Closing Date”), Athena Funding I LLC (“Athena Funding I”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility I”), with Athena Funding I, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto (the “SPV Asset Facility I Lenders”). The parties to the SPV Asset Facility I have entered into various amendments, including those relating to the calculation of principal collateralization amounts. The following describes the terms of SPV Asset Facility I as amended through September 26, 2023.
From time to time, the Company expects to sell and contribute certain investments to Athena Funding I pursuant to a Sale and Contribution Agreement by and between the Company and Athena Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Athena Funding I, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Athena Funding I through its ownership of Athena Funding I. The maximum principal amount which may be borrowed under the Credit Facility is $825 million (increased from $600 million to $700 million on February 22, 2023, increased from $700 million to $800 million on August 15, 2023 and increased from $800 million to $825 million on September 26, 2023) which, subject to the satisfaction of certain conditions, may be increased to up to $1 billion. The availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding I’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.

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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
Unsecured Notes
2023A Notes
On September 27, 2023, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $75 million in aggregate principal amount of Series 2023A Notes, due September 27, 2028, with a fixed interest rate of 8.50% per year (the “Series 2023A Notes”), to qualified institutional investors in a private placement. The Series 2023A Notes are guaranteed by OR Tech Lending II LLC, ORTF II FSI LLC and ORTF II BC 2 LLC, subsidiaries of the Company.
Interest on the Series 2023A Notes will be due semiannually on March 27 and September 27 each year, beginning on March 27, 2024. The Series 2023A Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Company is obligated to offer to prepay the Series 2023A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Series 2023A Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, a minimum net worth of $1,012,092,000, and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the Series 2023A Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the Series 2023A Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs, the Series 2023A Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the Series 2023A Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the Series 2023A Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the Series 2023A Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of the Company, certain judgments and orders and certain events of bankruptcy.
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
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents the outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	September 30, 2023	December 31, 2022
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$2,175	$10,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	2,202	9,652
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	3,011	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	1,515	1,515
AmeriLife Holdings LLC	First lien senior secured revolving loan	1,894	2,273
Anaplan, Inc.	First lien senior secured revolving loan	9,421	9,421
Appfire Technologies, LLC	First lien senior secured revolving loan	816	770
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	5,642	8,183
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	—	747
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	—	436
Avalara, Inc.	First lien senior secured revolving loan	10,455	10,455
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	3,077	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	4,103	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	3,372	5,322
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	6,716	6,716
Certinia, Inc.	First lien senior secured revolving loan	5,882	—
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	7,429	7,973
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	3,789	3,789
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	3,789	3,789
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	7,572	—
Coupa Holdings, LLC	First lien senior secured revolving loan	5,798	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3,732	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	642	—
Entrata, Inc.	First lien senior secured revolving loan	5,128	—
Finastra USA, Inc.	First lien senior secured revolving loan	6,736	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	19,934
Grayshift, LLC	First lien senior secured revolving loan	5,806	5,806
Hyland Software, Inc.	First lien senior secured revolving loan	3,101	—
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	3,623	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,085	2,010
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	1,293	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	603	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	11,402	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	2,636	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,580	652
Juniper Square, Inc.	First lien senior secured revolving loan	2,250	2,250
Kaseya Inc.	First lien senior secured delayed draw term loan	4,437	4,725

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Kaseya Inc.	First lien senior secured revolving loan	3,544	4,725
ManTech International Corporation	First lien senior secured delayed draw term loan	10,304	16,000
ManTech International Corporation	First lien senior secured revolving loan	8,600	8,600
Natural Partners, LLC	First lien senior secured revolving loan	681	681
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	882	—
OneOncology LLC	First lien senior secured delayed draw term loan	2,976	—
OneOncology LLC	First lien senior secured revolving loan	1,587	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	13,352	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954	954
Ping Identity Holding Corp.	First lien senior secured revolving loan	9,091	9,091
Rubrik, Inc.	First lien senior secured delayed draw term loan	5,876	1,857
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	13,075	13,075
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	3,306	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	1,886	2,572
Smarsh Inc.	First lien senior secured delayed draw term loan	3,238	3,238
Smarsh Inc.	First lien senior secured revolving loan	259	1,619
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	331	118
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
Zendesk, Inc.	First lien senior secured delayed draw term loan	22,915	22,915
Zendesk, Inc.	First lien senior secured revolving loan	9,435	9,435
Total Unfunded Portfolio Company Commitments		$264,253	$224,510
The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.
Investor Commitments
As of September 30, 2023, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $2.4 billion undrawn), of which $54.0 million is from entities affiliated with or related to the Adviser (approximately $13.8 million undrawn). As of December 31, 2022, the Company had approximately $3.5 billion in total Capital Commitments from investors (approximately $2.3 billion undrawn), of which $50.5 million is from entities affiliated with or related to the Adviser (approximately $16.9 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2023, management was not aware of any pending or threatened litigation.
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company delivered the capital call notices to investors during the following periods:

	For the Nine Months Ended September 30, 2023
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
April 25, 2023	May 8, 2023	20,039,586	$299,992
September 13, 2023	September 26, 2023	13,123,360	200,000
Total		33,162,946	$499,992

	For the Nine Months Ended September 30, 2022
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
January 28, 2022	February 11, 2022	8,710,668	$125,000
March 16, 2022	March 29, 2022	10,408,213	150,000
June 14, 2022	June 28, 2022	21,201,413	300,000
September 12, 2022	September 23, 2022	27,642,541	399,987
Total		67,962,835	$974,987
Distributions
The table below reflects the distributions declared on shares of our common stock during the following periods:

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	May 15, 2023	$0.27
May 9, 2023	June 30, 2023	August 15, 2023	$0.24
August 8, 2023	September 29, 2023	November 15, 2023	$0.29

	For the Nine Months Ended September 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.05
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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following period:

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 30, 2022	January 31, 2023	121,031
February 21, 2023	March 31, 2023	May 15, 2023	199,060
May 9, 2023	June 30, 2023	August 15, 2023	216,221
We did not issue common stock pursuant to the dividend reinvestment plan for the nine months ended September 30, 2022.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings (loss) per common share for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands, except per share amounts)	2023	2022	2023	2022(1)
Increase (decrease) in net assets resulting from operations	$52,484	$10,838	$129,240	$1,653
Weighted average shares of common stock outstanding—basic and diluted	105,839,749	45,724,093	95,860,190	25,681,701
Earnings (loss) per common share-basic and diluted	$0.50	$0.24	$1.35	$0.06
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
For the three and nine months ended September 30, 2023, the Company recorded U.S. federal excise tax expense of $123 thousand and $367 thousand, respectively. For both the three and nine months ended September 30, 2022, the Company recorded U.S. federal excise tax expense of $13 thousand.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2023, the Company recorded a net tax benefit of approximately $1 thousand and $3 thousand, respectively. For the three and nine months ended September 30, 2022, the Company did not record a net tax benefit (provision).
The Company recorded a net deferred tax asset of $2 thousand as of September 30, 2023, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests. The Company did not record a net deferred tax asset (liability) for tax subsidiaries as of December 31, 2022.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2023	2022(1)
Per share data:
Net asset value, beginning of period	$14.47	$14.67
Net investment income (loss)(2)	1.22	0.47
Net realized and unrealized gain (loss)(2)	0.13	(0.40)
Total from operations	1.35	0.07
Issuance of common stock(3)	0.01	(0.36)
Distributions declared from net investment income	(0.80)	(0.05)
Total increase (decrease) in net assets	0.56	(0.34)
Net asset value, end of period	$15.03	$14.33
Shares outstanding, end of period	118,355,643	70,962,935
Total Return(4)	9.4%	(2.0)%
Ratios / Supplemental Data
Ratio of total expenses to average net assets	13.5%	8.0%
Ratio of net investment income to average net assets	10.8%	3.2%
Net assets, end of period	$1,778,624	$1,017,024
Weighted-average shares outstanding	95,860,190	25,681,701
Total capital commitments, end of period	$4,120,907	$3,243,464
Ratio of total contributed capital to total committed capital, end of period	41.7%	31.5%
Portfolio turnover rate	2.6%	8.5%
Year of formation	2021	2021
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
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events to disclose except for the following:
Revolving Credit Facility Amendment
On October 13, 2023, the Company entered into the First Amendment to the Revolving Credit Facility (the “First Amendment”), which amends the Revolving Credit Facility. The parties to the First Amendment include the Company, as Borrower, the subsidiary guarantors party thereto solely with respect to Section 6.8 therein, the lenders party thereto and Truist Bank as Administrative Agent. The First Amendment, among other things, (i) extends the revolver availability period from June 2026 to October 2027, (ii) extends the scheduled maturity date from June 2027 to October 2028, (iii) converts a portion of the revolver availability into term loan availability, (iv) increases the total facility amount from $625 million to $825 million and (iv) reduces the credit adjustment spread for Term Benchmark Loans from 0.10% for one-month tenor Loans, 0.15% for three-month tenor Loans and 0.25% for six-month tenor Loans to 0.10% for all Loan tenors.
Dividend
On November 7, 2023, the Board declared a distribution of 90% of estimated fourth quarter investment company taxable income, if any, for shareholders of record on December 29, 2023, payable on or before January 31, 2024.

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
We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of the listing of our common stock on a national securities exchange (an "Exchange Listing") and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. The initial closing of the Private Offering occurred on December 1, 2021 (the “Initial Closing”). As of September 30, 2023, we had $4.1 billion in total Capital Commitments from investors, of which $54.0 million is from entities affiliated with or related to our Adviser. The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940, as amended (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
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
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on real estate strategies. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors LLC ("OTCA"), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OCA, OTCA, OPFA, and ODCA, the “Blue Owl Advisers”), which also are investment advisers. As of September 30, 2023, the Adviser and its affiliates had $79.5 billion of assets under management across Blue Owl Credit’s platform.

The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser's senior executive team and the Technology Lending Investment Committee. The Investment Team under the Technology Lending Investment Committee's supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Technology Lending Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Technology Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Technology Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Technology Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Technology Lending Investment Committee's approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Technology Lending Investment Committee. The compensation packages of certain Technology Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (as amended, the “Order”), that has been granted by the SEC to OCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Advisers or its affiliates or any affiliates person of any of them (other than the parties to the transaction, except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by our Adviser or its affiliates. As a result of the exemptive relief, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies, private funds and separately managed accounts managed by the Blue Owl Credit Advisers ("collectively, the "Blue Owl Credit Clients") and/or other funds managed by the Adviser or its affiliates that could avail themselves of the exemptive relief and that have an investment objective similar to ours.
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

Our Investment Framework
We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments, including publicly traded debt instruments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through September 30, 2023, our Adviser or its affiliates have originated $82.5 billion aggregate principal amount of investments across multiple industries, of which $78.8 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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

We target portfolio companies where we can structure larger transactions. As of September 30, 2023, our average investment size in each of our portfolio companies was approximately $41.3 million based on fair value. As of September 30, 2023, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 82.4% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $948 million, weighted average annual EBITDA of $226 million and a weighted average enterprise value of $5.2 billion. As of September 30, 2023, investments we classify as growth capital represented 13.7% of our total portfolio based on fair value and these portfolio companies had a weighted average enterprise value of $12.3 billion.
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
Our investment portfolio may consist of floating rate loans. Macro trends in base interest rates like SOFR, and any other alternative reference rates may affect our net investment income over the long term. However, because we generally intend to originate loans to a small number of portfolio companies each quarter, and those investments may vary in size, our results in any given period, including the interest rate on investments that may be sold or repaid in a period compared to the interest rate of new investments made during that period, may be idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.
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
Secular Trends Supporting Growth for Private Credit. According to Gartner, a research and advisory company, global technology spend was $4.4 trillion in 2022 and is expected to grow to more than $4.5 trillion in 2023. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation, rising interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even after the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of June 30, 2023, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
Portfolio and Investment Activity
As of September 30, 2023, based on fair value, our portfolio consisted of 79.6% first lien senior secured debt investments (of which 37% we consider to be unitranche debt investments (including “last out” portions of such loans)), 5.5% second lien senior secured debt investments, 2.0% unsecured debt investments, 10.1% preferred equity investments, and 2.8% common equity investments.
As of September 30, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 12.0% and 12.1%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 12.4% and 12.5%, respectively.
As of September 30, 2023, we had investments in 82 portfolio companies with an aggregate fair value of $3.4 billion. As of September 30, 2023, we had net leverage of 0.90x debt-to-equity.
We expect the pace of our originations to vary with the pace of repayments and the pace at which we raise funds in our private offering. Currently, uncertainty around the pace of inflation growth, in conjunction with elevated interest rates and slowing global gross domestic product growth continue to weigh on merger and acquisitions and other public market activity, though activity has picked up from earlier in the year. We have seen more new deal opportunities from refinancings, add-on acquisitions and buyout activity over the quarter; however, because we have continued to raise funds in our private offerings, the pace of our originations is strong and the credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service oriented sectors such as software and healthcare, and on additional financings to our existing borrowers. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection. We are continuing to monitor the effect that market volatility, including as a result of an elevated interest rate environment may have on our portfolio companies and our investment activities.
Many of the companies in which we invest have experienced relief and are expecting improved profitability from earlier supply chain disruptions and elements of geopolitical, economic and financial market instability. In addition, we have seen a moderation in input costs which has helped to offset the impact of rising rates and support growth. These companies are continuing to see solid demand with modest growth in both revenues and EBITDA. However, in the event that the U.S. economy enters into a protracted recession, it is possible that the results of some of the middle market companies similar to those in which we invest could experience deterioration. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
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

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended September 30,
($ in thousands)	2023	2022
New investment commitments
Gross originations	$468,382	$1,001,709
Less: Sell downs	(9,972)	—
Total new investment commitments	$458,410	$1,001,709
Principal amount of investments funded:
First-lien senior secured debt investments	$397,021	$685,025
Second-lien senior secured debt investments	—	70,836
Unsecured debt investments	—	—
Preferred equity investments	—	122,985
Common equity investments	3,435	25,521
Total principal amount of investments funded	$400,456	$904,367
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(32,565)	$—
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Preferred equity investments	(19,640)	—
Common equity investments	—	—
Total principal amount of investments sold or repaid	$(52,205)	$—
Number of new investment commitments in new portfolio companies(1)	9	17
Average new investment commitment amount	$37,083	$57,946
Weighted average term for new debt investment commitments (in years)	6.3	6.6
Percentage of new debt investment commitments at floating rates	98.0%	100.0%
Percentage of new debt investment commitments at fixed rates	2.0%	—%
Weighted average interest rate of new debt investment commitments(2)	11.9%	9.9%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	6.5%	6.3%

(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.40% and 2.12% as of September 30, 2023 and 2022, respectively.
The table below presents our our investments as of the following periods:

	September 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(2)	$2,676,883	$2,694,821	$1,812,475	$1,812,277
Second-lien senior secured debt investments	186,867	186,623	186,424	184,788
Unsecured debt investments	68,570	66,957	63,815	58,859
Preferred equity investments(3)	363,970	341,712	345,327	337,069
Common equity investments(4)	92,904	94,137	71,588	71,541
Total Investments	$3,389,194	$3,384,250	$2,479,629	$2,464,534
(1)37% and 38% of which we consider unitranche loans as of September 30, 2023 and December 31, 2022, respectively.
(2)Includes investment in Amergin AssetCo.
(3)Includes equity investment in LSI Financing.
(4)Includes equity investments in Amergin AssetCo and Fifth Season.

We use GICS for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	September 30, 2023	December 31, 2022
Aerospace & Defense	2.1%	2.7%
Application Software	19.5	19.0
Banks	2.5	—
Beverages	0.3	0.4
Building Products	0.3	—
Capital Markets	0.3	0.4
Commercial Services & Supplies	0.6	0.8
Construction & Engineering	0.2	0.3
Consumer Finance	0.6	0.6
Diversified Consumer Services	0.3	0.4
Diversified Financial Services(1)	9.5	6.8
Diversified Support Services	0.8	1.0
Electrical Equipment	3.7	5.1
Food & Staples Retailing	4.3	5.8
Health Care Equipment & Supplies	1.3	—
Health Care Technology	8.0	8.3
Health Care Providers & Services	4.1	4.9
Insurance(2)	4.8	3.6
IT Services	4.4	5.6
Life Sciences Tools & Services	2.0	—
Pharmaceuticals(3)	1.4	0.9
Professional Services	4.2	0.9
Real Estate Management & Development	1.3	—
Specialty Retail	—	1.2
Systems Software	23.5	31.3
Total	100.0%	100.0%
(1)Includes investments in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of the following periods:

	September 30, 2023	December 31, 2022
United States:
Midwest	9.1%	6.0%
Northeast	23.5	25.8
South	27.7	32.3
West	27.2	28.9
International	12.5	7.0
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	September 30, 2023	December 31, 2022
Weighted average total yield of portfolio	12.0%	10.9%
Weighted average total yield of debt and income producing securities	12.4%	11.5%
Weighted average interest rate of debt securities	11.9%	10.7%
Weighted average spread over base rate of all floating rate investments	6.7%	6.4%
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

The Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios. The Adviser focuses on downside protection by leveraging existing rights available under our credit documents; however, for investments that are significantly underperforming or which may need to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee.
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	September 30, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$33,932	1.0%	$3,101	0.1%
2	3,317,369	98.0	2,441,892	99.1
3	18,549	0.6	19,541	0.8
4	14,400	0.4	—	—
5	—	—	—	—
Total	$3,384,250	100.0%	$2,464,534	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	September 30, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$2,932,320	100.0%	$2,062,714	100.0%
Non-accrual	—	—	—	—
Total	$2,932,320	100.0%	$2,062,714	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin was created to invest in a leasing platform focused on railcar and aviation assets. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made a $20.0 million equity commitment to Amergin AssetCo on July 1, 2022. We increased our commitment to Amergin AssetCo on July 28, 2023 to $24.4 million, of which $16.5 million is equity and $7.9 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life settlement assets. On July 18, 2022, we made a $5.2 million equity commitment to Fifth Season. We have made periodic increases to our investment in Fifth Season, including $3.4 million and $9.3 million during the three and nine months ended September 30, 2023, respectively. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. The Company does not consolidate its interest in Fifth Season.
LSI Financing
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made a $6.2 million investment in LSI Financing. We have made periodic increases to our investment in LSI Financing, including $15.0 million during the nine months ended September 30, 2023. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
Results of Operations
The table below represents the operating results for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022(1)
Total Investment Income	$99,009	$30,798	$263,963	$41,682
Less: Expenses	54,657	18,880	146,559	29,645
Net Investment Income (Loss) Before Taxes	$44,352	$11,918	$117,404	$12,037
Less: Income taxes, including excise taxes	122	13	364	13
Net Investment Income (Loss) After Taxes	$44,230	$11,905	$117,040	$12,024
Net change in unrealized gain (loss)	8,081	(1,137)	10,948	(10,469)
Net realized gain (loss)	173	70	1,252	98
Net Increase (Decrease) in Net Assets Resulting from Operations	$52,484	$10,838	$129,240	$1,653
(1)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three and nine months ended September 30, 2023, our net asset value per share increased, primarily driven by market spreads tightening and an increase in accumulated undistributed earnings from net investment income.

Investment Income
The table below presents the investment income for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest income	$82,043	$21,677	$214,201	$27,780
Payment-in-kind interest income	6,042	1,557	14,144	2,484
Dividend income	4,650	—	10,091	—
Payment-in-kind dividend income	5,446	4,552	23,741	8,226
Other income	828	3,012	1,786	3,192
Total investment income	$99,009	$30,798	$263,963	$41,682
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Three Months Ended September 30, 2023 and 2022
Investment income increased by $68.2 million for the three months ended September 30, 2023 primarily due to an increase in interest income as a result of an increase in our debt portfolio, which at par increased from $2.6 billion to $3.0 billion, as well as an increase in the base rates charged on our floating rate debt investments. Included in investment income is dividend income which includes income earned from our non-controlled, affiliated equity investments. For the three months ended September 30, 2023 and 2022, payment-in-kind income represented 11.6% and 19.8% of investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the Nine Months Ended September 30, 2023 and 2022
Investment income increased by $222.3 million for the nine months ended September 30, 2023 primarily due to an increase in interest income as a result of an increase in our debt portfolio, which at par increased from $2.1 billion to $3.0 billion, as well as an increase in the base rates charged on our floating rate debt investments. Included in investment income is dividend income which includes income earned from our non-controlled, affiliated equity investments. For the nine months ended September 30, 2023 and 2022, payment-in-kind income represented 14.4% and 25.7% of investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022(1)
Interest expense	$34,172	$8,707	$90,901	$11,202
Management fees	12,635	7,142	35,476	13,278
Incentive fees	4,914	1,323	13,004	1,323
Offering expenses	17	120	97	238
Professional fees	1,657	620	3,612	1,221
Directors' fees	289	277	682	817
Other general and administrative	973	691	2,787	1,566
Total expenses	$54,657	$18,880	$146,559	$29,645
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
For the Three Months Ended September 30, 2023 and 2022
Total expenses increased to $54.7 million for the three months ended September 30, 2023 from $18.9 million for the same period in the prior year primarily due to an increase in interest expense, management and incentive fees driven by an increase in the size of our portfolio. As a percentage of total assets offering expenses, professional fees, directors' fees and other general and administrative expenses remained relatively consistent.

For the Nine Months Ended September 30, 2023 and 2022
Total expenses increased to $146.6 million for the nine months ended September 30, 2023 from $29.6 million for the same period in the prior year primarily due to an increase in interest expense, management and incentive fees driven by an increase in the size of our portfolio. As a percentage of total assets offering expenses, professional fees, directors' fees and other general and administrative expenses remained relatively consistent.
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
For the three and nine months ended September 30, 2023, the Company accrued U.S federal excise taxes of $123 thousand and $367 thousand, respectively. For both the three and nine months ended September 30, 2022, the Company accrued U.S federal excise taxes of $13 thousand.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2023, the Company recorded a net tax benefit of approximately $1 thousand and $3 thousand, respectively. For the three and nine months ended September 30, 2022, the Company did not record a net tax benefit (provision).
The Company recorded a net deferred tax asset of $2 thousand as of September 30, 2023, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries' investment in certain partnership interests. The Company did not record a net deferred tax asset (liability) for tax subsidiaries as of December 31, 2022.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net change in unrealized gain (loss) on investments	$7,170	$(851)	$10,734	$(10,026)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	911	(286)	218	(443)
Income tax (provision) benefit	—	—	(4)	—
Net change in unrealized gain (loss)	$8,081	$(1,137)	$10,948	$(10,469)
For the Three Months Ended September 30, 2023 and 2022
For the three months ended September 30, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments, partially offset by a decrease in the fair value of certain of our equity investments. As of September 30, 2023, the fair value of our debt investments as a percentage of principal was 98.6%, as compared to 97.5% as of December 31, 2022.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2023 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	$2,894
Covetrus, Inc.	2,033
Minerva Holdco, Inc.	1,172
SailPoint Technologies Holdings, Inc.	1,012
Computer Services, Inc. (dba CSI)	877
Zendesk, Inc.	753
Axonius, Inc.	(1,225)
Securiti, Inc.	(1,404)
Coherent Group Limited	(1,600)
Picard Holdco, Inc.	(1,771)
Remaining portfolio companies	4,429
Total	$7,170
For the three months ended September 30, 2022, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to the initial purchase. Additionally, we were initially capitalized on November 30, 2021 and commenced investing activities in January 2022. As a result, comparisons may not be meaningful.
For the Nine Months Ended September 30, 2023 and 2022
For the nine months ended September 30, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments, partially offset by a decrease in the fair value of certain of our equity investments. The primary drivers of our portfolio’s unrealized gains were current market conditions, including credit spreads tightening across the broader market.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2023 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in thousands)
Covetrus, Inc.	$3,771
Coherent Group Limited	2,347
Securiti, Inc.	1,961
Axonius, Inc.	1,701
Minerva Holdco, Inc.	1,603
Computer Services, Inc. (dba CSI)	1,240
Zendesk, Inc.	(1,225)
SailPoint Technologies Holdings, Inc.	(1,404)
Picard Holdco, Inc.	(3,536)
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	(9,440)
Remaining portfolio companies	13,716
Total	$10,734
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

Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following period were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net realized gain (loss) on investments	$968	$—	$966	$24
Net realized gain (loss) on foreign currency transactions	(795)	70	286	74
Net realized gain (loss)	$173	$70	$1,252	$98

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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, or issue debt securities. Additional financings could include unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2023 and December 31, 2022, the Company’s asset coverage was 206% and 196%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.75x-1.25x. For the nine months ended September 30, 2023, our weighted average cost of debt was 7.4%.
Cash as of September 30, 2023, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funds for long-term cash needs will come from unused net proceeds from financing activities and our capital commitments. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of September 30, 2023, we had $68.8 million in cash. During the nine months ended September 30, 2023, we used $0.8 billion in cash for operating activities, primarily as a result of funding portfolio investments of $1.0 billion. Cash provided by financing activities was $0.9 billion during the period, primarily from net borrowings on debt and proceeds from the issuance of common shares.
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

The Company delivered the capital call notices to investors during the following periods:

	For the Nine Months Ended September 30, 2023
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
April 25, 2023	May 8, 2023	20,039,586	$299,992
September 13, 2023	September 26, 2023	13,123,360	200,000
Total		33,162,946	$499,992

	For the Nine Months Ended September 30, 2022
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
January 28, 2022	February 11, 2022	8,710,668	$125,000
March 16, 2022	March 29, 2022	10,408,213	150,000
June 14, 2022	June 28, 2022	21,201,413	300,000
September 12, 2022	September 23, 2022	27,642,541	399,987
Total		67,962,835	$974,987
Distributions
The table below reflects the distributions declared on shares of our common stock during the following period:

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	May 15, 2023	$0.27
May 9, 2023	June 30, 2023	August 15, 2023	$0.24
August 8, 2023	September 29, 2023	November 15, 2023	$0.29

	For the Nine Months Ended September 30, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.05

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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following period:

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 30, 2022	January 31, 2023	121,031
February 21, 2023	March 31, 2023	May 15, 2023	199,060
May 9, 2023	June 30, 2023	August 15, 2023	216,221
We did not issue common stock pursuant to the dividend reinvestment plan for the nine months ended September 30, 2022.

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	September 30, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$800,000	$725,000	$75,000	$723,857
Revolving Credit Facility	625,000	69,577	555,423	64,746
SPV Asset Facility I	825,000	600,000	18,069	591,620
SPV Asset Facility II	300,000	200,000	73,583	197,511
2023A Notes	75,000	75,000	—	74,488
Total Debt	$2,625,000	$1,669,577	$722,075	$1,652,222
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, and 2023A Notes are presented net of unamortized debt issuance costs of $1.1 million, $4.8 million, $8.4 million, $2.5 million, and $0.5 million respectively.

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
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest expense	$32,715	$7,730	$86,733	$9,536
Amortization of debt issuance costs	1,457	977	4,168	1,666
Total Interest Expense	$34,172	$8,707	$90,901	$11,202
Average interest rate	7.8%	4.7%	7.4%	4.5%
Average daily borrowings	$1,646,915	$643,216	$1,543,034	$277,457

Senior Securities
Information about our senior securities is shown in the following table as of the fiscal three and nine months ended September 30, 2023.

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility
September 30, 2023 (Unaudited)	$725.0	$2,060.6	—	N/A
December 31, 2022	$770.0	$1,957.8	—	N/A
Revolving Credit Facility
September 30, 2023 (Unaudited)	$69.6	$2,060.6	—	N/A
December 31, 2022	$126.4	$1,957.8	—	N/A
SPV Asset Facility I
September 30, 2023 (Unaudited)	$600.0	$2,060.6	—	N/A
December 31, 2022	$300.0	$1,957.8	—	N/A
SPV Asset Facility II
September 30, 2023 (Unaudited)	$200.0	$2,060.6	—	N/A
December 31, 2022	$50.0	$1,957.8	—	N/A
2023A Notes
September 30, 2023 (Unaudited)	$75.0	$2,060.6	—	N/A
December 31, 2022	$—	$1,957.8	—	N/A
Promissory Note(5)
December 31, 2022	$—	$1,957.8	—	N/A
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
The Subscription Credit Facility will mature upon the earliest of: (i) the date two (2) years from the Closing Date (the “Stated Maturity Date”); (ii) the date upon which the Administrative Agent declares the obligations under the Subscription Credit Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the scheduled termination of the commitment period under our subscription agreements; (iv) forty-five (45) days prior to the date of any listing of our common stock on a national securities exchange; (v) the termination of the commitment period under our subscription agreements (if earlier than the scheduled date); and (vi) the date we terminate the commitments pursuant to the Subscription Credit Facility. At our option, the Stated Maturity Date may be extended by up to 364 days, subject to satisfaction of customary conditions. On November 3, 2023, we exercised this option and extended the Stated Maturity Date to February 14, 2025.

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
The maximum principal amount of the Revolving Credit Facility is $625 million (increased from $600 million to $625 million on November 16, 2022), subject to availability under the borrowing base, which is based on our portfolio investments and other outstanding indebtedness. The amount available for borrowing under the Revolving Credit Facility is reduced by any outstanding letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200 million limit for swingline loans, with the aggregate principal amount of outstanding swingline loans of any swingline lender being limited to up to $50 million, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
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
SPV Asset Facility I
On July 15, 2022 (the “SPV Asset Facility I Closing Date”), Athena Funding I LLC (“Athena Funding I”), a Delaware limited liability company and our newly formed subsidiary entered into a Credit Agreement (the “SPV Asset Facility I”), with Athena Funding I, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto (the “SPV Asset Facility I Lenders”). The parties to the SPV Asset Facility I entered into various amendments, including those relating to the calculation of principal collateralization amounts. The following describes the terms of SPV Asset Facility I as amended through September 26, 2023.
From time to time, we expect to sell and contribute certain investments to Athena Funding I pursuant to a Sale and Contribution Agreement by and between us and Athena Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Athena Funding I, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Athena Funding I through our ownership of Athena Funding I. The initial maximum principal amount which may be borrowed under the Credit Facility is $825 million (increased from $600 million to $700 million on February 22, 2023, increased from $700 million to $800 million on August 15, 2023 and increased from $800 million to $825 million on September 23, 2023) which, subject to the satisfaction of certain conditions, may be increased to up to $1 billion. The availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding I’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
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
Unsecured Notes
2023A Notes
On September 27, 2023, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $75,000,000 in aggregate principal amount of Series 2023A Notes, due September 27, 2028, with a fixed interest rate of 8.50% per year (the “Series 2023A Notes”), to qualified institutional investors in a private placement. The Series 2023A Notes are guaranteed by OR Tech Lending II LLC, ORTF II FSI LLC and ORTF II BC 2 LLC, our subsidiaries.
Interest on the Series 2023A Notes will be due semiannually on March 27 and September 27 each year, beginning on March 27, 2024. The Series 2023A Notes may be redeemed in whole or in part at any time or from time to time at our option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, we are obligated to offer to prepay the Series 2023A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The Series 2023A Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of our status as a BDC within the meaning of the 1940 Act, a minimum net worth of $1,012,092,000, and a minimum asset coverage ratio of 1.50 to 1.00.
In addition, in the event that a Below Investment Grade Event (as defined in the Note Purchase Agreement) occurs, the Series 2023A Notes will bear interest at a fixed rate per annum which is 1.00% above the stated rate of the Series 2023A Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that a Secured Debt Ratio Event (as defined in the Note Purchase Agreement) occurs, the Series 2023A Notes will bear interest at a fixed rate per annum which is 1.50% above the stated rate of the Series 2023A Notes from the date of the occurrence of the Secured Debt Ratio Event to and until the date on which the Below Investment Grade Event is no longer continuing. In the event that both a Below Investment Grade Event and a Secured Debt Ratio Event have occurred and are continuing, the Series 2023A Notes will bear interest at a fixed rate per annum which is 2.00% above the stated rate of the Series 2023A Notes from the date of the occurrence of the later to occur of the Below Investment Grade Event and the Secured Debt Ratio Event to and until the date on which one of such events is no longer continuing.
The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, certain cross-defaults or cross-acceleration under other indebtedness of us, certain judgments and orders and certain events of bankruptcy.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents our outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	September 30, 2023	December 31, 2022
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$2,175	$10,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	2,202	9,652
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	3,011	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	1,515	1,515
AmeriLife Holdings LLC	First lien senior secured revolving loan	1,894	2,273
Anaplan, Inc.	First lien senior secured revolving loan	9,421	9,421
Appfire Technologies, LLC	First lien senior secured revolving loan	816	770
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	5,642	8,183
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured delayed draw term loan	—	747
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	—	436
Avalara, Inc.	First lien senior secured revolving loan	10,455	10,455
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	3,077	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	4,103	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	3,372	5,322
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	6,716	6,716
Certinia, Inc.	First lien senior secured revolving loan	5,882	—
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	7,429	7,973
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	3,789	3,789
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	3,789	3,789
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	7,572	—
Coupa Holdings, LLC	First lien senior secured revolving loan	5,798	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3,732	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	642	—
Entrata, Inc.	First lien senior secured revolving loan	5,128	—
Finastra USA, Inc.	First lien senior secured revolving loan	6,736	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	19,934
Grayshift, LLC	First lien senior secured revolving loan	5,806	5,806
Hyland Software, Inc.	First lien senior secured revolving loan	3,101	—
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	3,623	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,085	2,010
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	1,293	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	603	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	11,402	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	2,636	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,580	652
Juniper Square, Inc.	First lien senior secured revolving loan	2,250	2,250
Kaseya Inc.	First lien senior secured delayed draw term loan	4,437	4,725

Portfolio Company	Investment	September 30, 2023	December 31, 2022
Kaseya Inc.	First lien senior secured revolving loan	3,544	4,725
ManTech International Corporation	First lien senior secured delayed draw term loan	10,304	16,000
ManTech International Corporation	First lien senior secured revolving loan	8,600	8,600
Natural Partners, LLC	First lien senior secured revolving loan	681	681
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	882	—
OneOncology LLC	First lien senior secured delayed draw term loan	2,976	—
OneOncology LLC	First lien senior secured revolving loan	1,587	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	13,352	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954	954
Ping Identity Holding Corp.	First lien senior secured revolving loan	9,091	9,091
Rubrik, Inc.	First lien senior secured delayed draw term loan	5,876	1,857
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	13,075	13,075
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	3,306	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	1,886	2,572
Smarsh Inc.	First lien senior secured delayed draw term loan	3,238	3,238
Smarsh Inc.	First lien senior secured revolving loan	259	1,619
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	331	118
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
Zendesk, Inc.	First lien senior secured delayed draw term loan	22,915	22,915
Zendesk, Inc.	First lien senior secured revolving loan	9,435	9,435
Total Unfunded Portfolio Company Commitments		$264,253	$224,510
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
As of September 30, 2023, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $2.4 billion undrawn), of which $54.0 million is from entities affiliated with or related to the Adviser (approximately $13.8 million undrawn). As of December 31, 2022, the Company had approximately $3.5 billion in total Capital Commitments from investors (approximately $2.3 billion undrawn), of which $50.5 million is from entities affiliated with or related to the Adviser (approximately $16.9 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2023, management was not aware of any pending or threatened litigation.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of September 30, 2023, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$725,000	$725,000	$—	$—	$—
Revolving Credit Facility	69,577	—	—	69,577	—
SPV Asset Facility I	600,000	—	—	—	600,000
SPV Asset Facility II	200,000	—	—	200,000	—
2023A Notes	75,000	—	—	75,000	—
Total Contractual Obligations	$1,669,577	$725,000	$—	$344,577	$600,000

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
Financial and Derivative Instruments

Rule 18f-4 was adopted by the SEC in December 2020 and became effective in August 2022. Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy by Rule 18f-4’s August 2022 compliance date, and complies with the recordkeeping requirements.
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
Recent Developments
Revolving Credit Facility Amendment
On October 13, 2023, we entered into the First Amendment to the Revolving Credit Facility (the “First Amendment”), which amends the Revolving Credit Facility. The parties to the First Amendment include us, as Borrower, the subsidiary guarantors party thereto solely with respect to Section 6.8 therein, the lenders party thereto and Truist Bank as Administrative Agent. The First Amendment, among other things, (i) extends the revolver availability period from June 2026 to October 2027, (ii) extends the scheduled maturity date from June 2027 to October 2028, (iii) converts a portion of the revolver availability into term loan availability, (iv) increases the total facility amount from $625,000,000 to $825,000,000 and (iv) reduces the credit adjustment spread for Term

Benchmark Loans from 0.10% for one-month tenor Loans, 0.15% for three-month tenor Loans and 0.25% for six-month tenor Loans to 0.10% for all Loan tenors.
Dividend
On November 7, 2023, the Board declared a distribution of 90% of estimated fourth quarter investment company taxable income, if any, for shareholders of record on December 29, 2023, payable on or before January 31, 2024.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As of September 30, 2023, 99.1% of our debt investments based on fair value were floating rates. Additionally, the weighted average floating rate floor, based on fair value, of our debt investments was 0.8%. The Subscription Credit Facility and Revolving Credit Facility bear interest at variable interest rates with an interest rate floor of 0.0%.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$88,750	$47,837	$40,913
Up 200 basis points	$59,166	$31,892	$27,274
Up 100 basis points	$29,583	$15,946	$13,637
Down 100 basis points	$(29,583)	$(15,946)	$(13,637)
Down 200 basis points	$(59,166)	$(31,892)	$(27,274)
Down 300 basis points	$(88,750)	$(47,837)	$(40,913)

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Other than the share issues pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain Current Reports on Form 8-K filed with the SEC. On August 15, 2023, pursuant to our dividend reinvestment plan, we issued 216,221 shares of our common stock, at a price of $14.83 per share, to stockholders of record as of June 30, 2023 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.
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

Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Financial Statement Schedules
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1
Articles of Amendment and Restatement, dated November 30, 2021, as amended through June 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2023).

3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).
10.1
License Agreement, dated as of July 6, 2023, between Blue Owl Technology Finance Corp. II and Blue Owl Capital Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2023).

10.2
Third Amendment to Credit Agreement, dated as of August 15, 2023, among Athena Funding I LLC, as Borrower, Société Générale, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 17, 2023).

10.3
Fourth Amendment to Credit Agreement, dated as of September 26, 2023, among Athena Funding I LLC, as Borrower, Société Générale, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2023).

10.4
Note Purchase Agreement, dated September 27, 2023, between Blue Owl Technology Finance Corp. II and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 29, 2023).

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

Blue Owl Technology Finance Corp. II

Date: November 8, 2023	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Blue Owl Technology Finance Corp. II

Date: November 8, 2023	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer