Form 10-K
period 2023-12-31
Blue Owl Technology Finance Corp. II
filed 2024-03-05
CIK 1889668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-K
______________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
Commission File Number 000-56371
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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Emerging growth company ☒	Small reporting company ☐
Non-accelerated filer ☒	Accelerated filer ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates as of June 30, 2023 has not been provided because there is no established market for the registrant’s shares of common stock.

As of March 5, 2024, the registrant had 118,906,960 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of elevated interest and inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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
•our ability to qualify for and maintain our tax treatment as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”);
•the impact that environmental, social and governance matters could have on our brand and reputation and our portfolio companies;
•the effect of legal, tax and regulatory changes;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology:
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine and the escalated conflict in the Middle-East, including the Israel-Hamas conflict, and general uncertainty surrounding the financial and political stability of the United States, the

United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I.
Item 1. Business.
Our Company
Blue Owl Technology Finance Corp. II is a Maryland corporation formed on October 5, 2021. We are focused primarily on originating and making debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles.
We invest in a broad range of established and high growth technology-related companies that are capitalizing on the large and growing demand for technology products and services. These companies use technology extensively to improve their business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media. Within each industry or sector, we intend to invest in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our total assets in such businesses.
We are advised by the Adviser pursuant to an investment advisory agreement. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. We expect to leverage Blue Owl’s, and, in particular, the Adviser’s investment team’s extensive network of relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $50 million and that are backed by venture capital firms or private equity firms that are active investors in and have an expertise in technology companies and technology-related industries. Our target investments will typically range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, with a lesser allocation to equity or equity-linked opportunities. We anticipate that generally any equity related securities we hold will be minority positions. Our investment size will vary with the size of our capital base and we anticipate that our average investment size will be 1-2% of our entire portfolio with no investment size greater than 5%; however, from time to time certain of our investments may comprise greater than 5% of our portfolio.
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities. In addition, we may invest a portion of our portfolio in opportunistic investments, which will not be our primary focus, but will be intended to enhance returns to our shareholders, and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than the middle-market characteristics described above. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
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
As of December 31, 2023, based on fair value, our portfolio consisted of 80.7% first lien senior secured debt investments, 4.9% second lien senior secured debt investments, 1.9% unsecured debt investments, 9.7% preferred equity investments, and 2.8% common equity investments. As of December 31, 2023, 98.4% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. As of December 31, 2023 we had investments in 90 portfolio companies with an aggregate fair value of $3.8 billion.
As of December 31, 2023, our portfolio was invested across 24 different industries. The largest industry in our portfolio as of December 31, 2023 was Systems Software, which represented 28.0% of our total portfolio at fair value.

We classify our debt investments as “traditional financing” or “growth capital” based on a number of factors. Traditional financing investments are typically senior secured loans primarily in the form of first lien loans (including ”unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and second lien loans. In connection with our senior secured loans, we generally receive a security interest in certain of the assets of the borrower and consequently such assets serve as collateral in support of the repayment of such senior secured loans.
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
We conduct private offerings (each, a “Private Offering”) of our common stock, par value $0.01 per share (“Common Stock”) to investors in reliance on exemptions from the registration requirements of the 1933 Act. At the closing of any Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of our Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. The initial closing (the “Initial Closing”) of the Private Offering occurred on December 1, 2021. As of December 31, 2023, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $2.4 billion undrawn), of which $54.0 million is from entities affiliated with or related to the Adviser (approximately $13.8 million undrawn). We commenced our loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offering and made our first portfolio company investment in January 2022. From time to time during the Commitment Period (as defined herein), the Adviser may, in its sole discretion, permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained (the conclusion of all Subsequent Closings, if any, the “Final Closing” and the Initial Closing, each Subsequent Closing and the Final Closing, each a “Closing”). The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing.
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
Certain consolidated subsidiaries of ours are subject to U.S. federal and state corporate-level income taxes.
To achieve our investment objective, we will leverage the Adviser’s investment team’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objective.
We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage up to two-thirds of our assets). We have entered into a revolving credit facility, a senior secured credit agreement and two special purpose vehicle asset credit facilities and in the future may enter into additional credit facilities. In addition, we have issued unsecured notes maturing in 2028 in a private placement and in the future may issue additional unsecured notes. We have also entered into a term debt securitization transaction, also known as a collateralized loan obligation transaction, and in the future may enter into additional collateralized loan obligation transactions. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio and proceeds from the Private Offerings, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt.”
The Adviser and Administrator — Blue Owl Technology Credit Advisors II LLC
Blue Owl Technology Credit Advisors II LLC serves as our investment adviser pursuant to an investment advisory agreement (the “Investment Advisory Agreement”) between us and the Adviser. See “Investment Advisory Agreement” below. The Adviser also serves as our Administrator pursuant to an amended and restated administration agreement between us and the Adviser (the “Administration Agreement”). See “Administration Agreement” below. The Adviser is a Delaware limited liability company that is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl and part of Blue Owl’s Credit platform, which focuses on direct lending. Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”), Blue Owl Technology Credit Advisors LLC (“OTCA”) and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, OCA, ODCA and OTCA, the “Blue Owl Credit Advisers”), which are also registered investment advisers.
Blue Owl’s Credit platform is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s credit platform’s investment committees. Blue Owl’s Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Adviser has limited operating history. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations and provides investment advisory and management services to us.
    As of December 31, 2023, the Blue Owl Credit Advisers managed $84.6 billion in assets under management (“AUM”). The Blue Owl Credit Advisers focus on direct lending to middle-market companies primarily in the United States across the following four investment strategies, which are offered through BDCs, private funds, and separately managed accounts:

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
	The diversified lending strategy is primarily offered through four BDCs: Blue Owl Capital Corporation (“OBDC”), Blue Owl Capital Corporation II (“OBDC II”), Blue Owl Capital Corporation III (“OBDC III”) and Blue Owl Credit Income Corp. (“OCIC”).	As of December 31, 2023, the diversified lending strategy had $49.3 billion of assets under management.
Technology Lending. The technology lending strategy seeks to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from equity and equity-linked investments primarily through originating and making loans to, and making debt and equity investments in, technology-related companies based primarily in the United States. The technology lending strategy originates and invests in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may be convertible into a portfolio company’s common equity. The technology lending strategy invests in a broad range of established and high growth technology companies that are capitalizing on the large and growing demand for technology products and services. This strategy focuses on companies that operate in technology-related industries or sectors which include, but are not limited to, information technology, application or infrastructure software, financial services, data and analytics, security, cloud computing, communications, life sciences, healthcare, media, consumer electronics, semi-conductor, internet commerce and advertising, environmental, aerospace and defense industries and sectors.

The technology lending strategy is primarily offered through three BDCs: the Company, Blue Owl Technology Finance Corp. (“OTF”) and Blue Owl Technology Income Corp. (“OTIC” and together with the Company, OTF, OBDC, OBDC II, OBDC III and OCIC, the “Blue Owl BDCs”).
As of December 31, 2023, the technology lending strategy had $20.0 billion of assets under management.
First Lien Lending. The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle market businesses based primarily in the United States.
	The first lien lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2023, the first lien lending strategy had $3.6 billion of assets under management.
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
	The opportunistic lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2023, the opportunistic lending strategy had $2.4 billion of assets under management.
We refer to the Blue Owl BDCs and the private funds and separately managed accounts managed by the Blue Owl Credit Advisors, as the “Blue Owl Credit Clients.” In addition to the Blue Owl Credit Clients, Blue Owl’s Credit platform includes a liquid credit strategy that focuses on the management of collateralized loan obligations (“CLOs”). As of December 31, 2023, the liquid credit strategy had $8.2 billion of assets under management. Blue Owl’s Credit platform also employs various other investment strategies to pursue long-term capital appreciation and risk adjusted returns including (i) direct investments in strategic equity assets, with a focus on single-asset GP-led continuation funds, and (ii) mid-to-late-stage biopharmaceutical and healthcare companies. As of December 31, 2023, these strategies had $1.2 billion of assets under management.

Blue Owl Credit Clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Blue Owl Credit Advisers have put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act. See, “Item 13. Certain Relationships and Related Transactions and Director Independence.”
In addition, we rely on an order for exemptive relief (as amended, the “Order”) that has been granted to ORCA and certain of its affiliates by the SEC to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or its affiliates or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients that could avail themselves of the exemptive relief and that have an investment objective similar to ours. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, even if such private funds did not have an investment in such existing portfolio company. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.”
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
Capital Markets Have Been Unable to Fill the Void Left by Banks. Access to underwritten bond and syndicated loan markets is challenging for many technology companies due to loan size and liquidity. For example, high yield bonds are generally purchased by institutional investors such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are highly focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Secular Trends Supporting Growth for Private Credit. According to Gartner, a research and advisory company, global technology spend was $4.7 trillion in 2023 and is expected to grow to more than $5.1 trillion in 2024. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even after the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
We believe that there is currently an opportunity for us to be a “first mover” as a specialized debt financing provider in the technology sector. We believe the technology sector to be underserved and, other than Blue Owl Technology Finance Corp. and Blue Owl Technology Income Corp., we are not aware of other entities currently serving the sector that have large pools of capital dedicated to the space and that do not operate competing businesses.
Experienced Team with Expertise Across all Levels of the Corporate Capital Structure. The members of the Technology Lending Investment Committee have over 25 years of experience in private lending and investing at all levels of a company’s capital structure, including in high yield securities, leveraged loans, high yield credit derivatives, distressed securities, and equity securities, as well as experience in operations, corporate finance, mergers and acquisitions and workout restructuring. The members of the Technology Lending Investment Committee have diverse backgrounds with investing experience through multiple business and credit cycles. Moreover, certain members of the Technology Lending Investment Committee and other executives and employees of the Adviser and its affiliates have operating and/or investing experience on behalf of business development companies. In addition, through its West Coast office, the Adviser has a significant presence in Silicon Valley to better serve financial sponsors operating in the technology sector. We believe this experience provides the Adviser with an in-depth understanding of the strategic, financial and operational challenges and opportunities of technology companies and will afford it numerous tools to manage risk while preserving the opportunity for attractive risk-adjusted returns on our investments and offering a diverse product set to help meet borrowers’ needs.
Distinctive Origination Platform. We anticipate that a substantial majority of our investments will be sourced directly and that our origination platform provides us the ability to originate investments without the assistance of investment banks or other traditional Wall Street intermediaries.
The Investment Team includes 115 investment professionals (over 30 of whom are dedicated to technology investing) and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team is fully dedicated to direct lending and has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors, venture capital firms, entrepreneurs and companies. In addition, we believe that as a result of the formation of Blue Owl the Investment Team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.
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
Since its inception in April 2016 through December 31, 2023, the Adviser and its affiliates have reviewed over 9,000 opportunities (of which approximately $650 billion were technology-related) and have sourced potential investment opportunities from more than 700 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl's relationships, allowing it to be highly selective in the transactions it pursues.
Provide Customized Financing Complementary to Financial Sponsors’ Capital. We offer a broad range of investment structures and possess expertise and experience to effectively structure and price investments in technology companies. We offer customized financing solutions ranging from senior debt to equity capital. Unlike many of our competitors that we believe are restricted to smaller investment sizes and only invest in companies that fit a specific set of investment parameters, we have the scale and flexibility to structure our investments to suit the particular needs of our portfolio companies. As a result, we believe that our capital will be viewed as an attractive and complimentary source of capital, both by the portfolio company and by the portfolio company’s financial sponsor.
Potential Long-Term Investment Horizon. We believe our potential long-term investment horizon gives us flexibility, allowing us to maximize returns on our investments in technology companies. We invest using a long-term focus, which we believe provides us with the opportunity to increase total returns on invested capital, as compared to other private company investment vehicles or investment vehicles with daily liquidity requirements (e.g., open-ended mutual funds and ETFs).
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
Active Portfolio Monitoring. The Adviser closely monitors the investments in our portfolio and takes a proactive approach to identifying and addressing sector- or company-specific risks. The Adviser receives and reviews detailed financial information from portfolio companies no less than quarterly and seeks to maintain regular dialogue with portfolio company management teams regarding current and forecasted performance. We anticipate that many of our debt investments will have financial covenants that we believe will provide an early warning of potential problems facing our borrowers, allowing lenders, including us, to identify and carefully manage risk. Further, we anticipate that many of our equity investments will provide us the opportunity to nominate a member or observer to the board of directors of the portfolio company or otherwise include provisions protecting our rights as a minority-interest holder, which we believe will allow us to closely monitor the performance of these portfolio companies. In addition, the Adviser has built out its portfolio management team to include workout experts who closely monitor our portfolio companies and who, on at least a quarterly basis, assess each portfolio company’s operational and liquidity exposure and outlook to understand and mitigate risks; and, on at least a monthly basis, evaluates existing and newly identified situations where operating results are deviating from expectations. As part of its monitoring process, the Adviser focuses on projected liquidity needs and where warranted, re-underwriting credits and evaluating downside and liquidation scenarios.
Investment Selection
The Adviser applies rigorous and established investment selection and underwriting criteria. Although not exhaustive, the Adviser expects that our investments will typically have many of the following attributes:
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
Established Companies. We seek to invest in companies with established business models, products and costumers and that have demonstrated, or have a plan to achieve, sound financial performance and a history of profitability which we believe tend to be well-positioned to generate consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share. We seek to invest in later stage companies, including market leaders providing mission critical solutions, serving less cyclical end-markets and with highly recurring revenue and strong customer retention. The Advisor does not intend to invest in start-up companies with speculative business plans.
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

Selective Investment Process. After an investment has been identified and preliminary diligence has been completed, a Technology Lending Investment Committee memorandum is prepared. This report is reviewed by the members of the Investment Team in charge of the potential investment and generally includes information on downside protection, asset coverage and collateral. If these members of the Investment Team are in favor of the potential investment, then a more extensive due diligence process, which may include significant analysis and focus on strategy and potential to recover par in default scenarios, is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.
Structuring and Execution. Approval of an investment requires the approval of a majority of the Technology Lending Investment Committee. Once the Technology Lending Investment Committee has determined that a prospective portfolio company is suitable for investment, the Adviser works with the management team of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment. With respect to an investment in broadly syndicated loans, a majority of the Technology Lending Investment Committee may approve parameters or guidelines pursuant to which the investment may be made.
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
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Technology Lending Investment Committee and/or other Blue Owl agent. Once an investment is on the credit watch list, the Adviser works with the borrower prior to payment default to resolve financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee.
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
Covenants are contractual restrictions that lenders place on companies to limit the corporate actions a company may pursue. Generally, the loans in which we expect to invest will have financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. However, to a lesser extent, we may invest in “covenant-lite”loans. See “Investment Process Overview - Inclusion of Covenants.”
Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We generally invest in the following types of debt:
•First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2023, 41% of our first lien debt was comprised of unitranche loans.
◦Stand-alone first lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.
◦Unitranche loans. Unitranche loans (including the “last out” portions of such loans) combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the issuer most, if not all, of the capital structure above their equity. The primary advantages to the issuer are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are typically set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject. Among the types of first-lien debt in which we may invest, “last out” first-lien loans generally have higher effective interest rates than other types of first-lien loans, since “last out” first-lien loans rank below standalone first-lien loans.
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
•Broadly syndicated loans. Broadly syndicated loans (whose features are similar to those described under “First-lien debt” and “Second-lien debt” above) are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs, and enterprise values larger than the middle-market characteristics described above. The proceeds of broadly syndicated loans are often used for leveraged buyout transactions, mergers and acquisitions, recapitalizations, refinancings, and financing capital expenditures. Broadly syndicated loans are typically distributed by the arranging bank to a diverse group of investors primarily consisting of: CLOs; senior secured loan and high yield bond mutual funds; closed-end funds, hedge funds, banks, and insurance companies; and finance companies. A borrower must comply with various covenants contained in a loan agreement or note purchase agreement between the borrower and the holders of the broadly syndicated loan. The broadly syndicated loans in which we invest may include loans that are considered “covenant-lite” loans, because of their lack of a full set of financial maintenance covenants.

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
Specialty Financing Portfolio Companies. We may make equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. Our specialty financing companies include the following:
•Amergin, which consists of AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis.
•Fifth Season Investments LLC (“Fifth Season”), a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement assets and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques.
•LSI Financing 1 DAC (“LSI Financing”), a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements in the life sciences space.
Investment Portfolio
Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We invest in a broad range of established and high growth technology-related companies that are capitalizing on the large and growing demand for technology products and services. These companies use technology extensively to improve their business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media. Within each industry or sector, we intend to invest in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our total assets in such businesses and to target portfolio companies that comprise 1-2% of our portfolio. Generally, no individual portfolio company is expected to comprise greater than 5% of our portfolio; however, from time to time certain of our investments may comprise greater than 5% of our portfolio.
As of December 31, 2023 and 2022 we had investments in 90 and 65 portfolio companies, respectively, with an aggregate fair value of $3.8 billion and $2.5 billion. The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	December 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$3,047,941	$3,068,392	$1,812,475	$1,812,277
Second-lien senior secured debt investments	187,024	186,796	186,424	184,788
Unsecured debt investments	72,097	73,823	63,815	58,859
Preferred equity investments(2)	374,363	370,458	345,327	337,069
Common equity investments(3)	104,372	108,170	71,588	71,541
Total Investments	$3,785,797	$3,807,639	$2,479,629	$2,464,534
(1)41% of which we consider unitranche loans as of December 31, 2023. Includes investment in Amergin AssetCo. See “ITEM 8. –CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA –Notes to Consolidated Financial Statements –Note 3. Agreements and Related Party Transactions” for more information regarding Amergin AssetCo.
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
As of December 31, 2023 we had outstanding commitments to fund unfunded investments totaling $353.0 million.
We use Global Industry Classification Standards (“GICS”) for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
Aerospace & Defense	1.9%	2.7%
Application Software	15.8	19.0
Banks	2.2	—
Beverages	0.3	0.4
Building Products	0.3	—
Capital Markets	0.3	0.4
Commercial Services & Supplies	0.5	0.8
Construction & Engineering	0.2	0.3
Consumer Finance	0.5	0.6
Diversified Consumer Services	0.3	0.4
Diversified Financial Services(1)	9.5	6.8
Diversified Support Services	0.7	1.0
Electrical Equipment	3.3	5.1
Food & Staples Retailing	3.8	5.8
Health Care Equipment & Supplies	1.2	—
Health Care Technology	8.9	8.3
Health Care Providers & Services	5.4	4.9
Insurance(2)	4.6	3.6
IT Services	3.9	5.6
Life Sciences Tools & Services	1.8	—
Pharmaceuticals(3)	1.5	0.9
Professional Services	3.9	0.9
Real Estate Management & Development	1.2	—
Specialty Retail	—	1.2
Systems Software	28.0	31.3
Total	100.0%	100.0%
(1)Includes investments in Amergin AssetCo. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Amergin AssetCo.
(2)Includes investments in Fifth Season. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding Fifth Season.

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
The table below presents the geographic composition of investments based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
United States:
Midwest	11.4%	6.0%
Northeast	20.0	25.8
South	25.8	32.3
West	31.4	28.9
International	11.4	7.0
Total	100.0%	100.0%
Capital Resources and Borrowings
We anticipate generating cash in the future from the issuance of common stock and cash flows from operations, including interest and dividends received on our debt and equity investments, respectively.
We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our current target leverage ratio is 0.90x-1.25x. As of December 31, 2023 and 2022 our asset coverage was 188% and 196%, respectively. See “Regulation as a Business Development Company – Senior Securities; Coverage Ratio” below.
Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders on our capital stock (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such capital stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities.
The tables below present debt obligations as of the following periods:

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$800,000	$800,000	$—	$797,454
Revolving Credit Facility	825,000	288,355	536,645	279,080
SPV Asset Facility I	625,000	330,000	84,826	321,387
SPV Asset Facility II	300,000	270,000	11,505	267,647
2023A Notes	75,000	75,000	—	74,144
Athena CLO II	288,000	288,000	—	285,596
Total Debt	$2,913,000	$2,051,355	$632,976	$2,025,308
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2023A Notes, and Athena CLO II are presented net of unamortized debt issuance costs of $2.5 million, $9.3 million, $8.6 million, $2.4 million, $0.9 million, and $2.4 million respectively.

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
The table below reflects the distributions declared on shares of our common stock during the following periods:

	For the Year Ended December 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	May 15, 2023	$0.27
May 9, 2023	June 30, 2023	August 15, 2023	$0.24
August 8, 2023	September 29, 2023	November 15, 2023	$0.29
November 7, 2023	December 29, 2023	January 31, 2024	$0.30

	For the Year Ended December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.05
November 1, 2022	December 30, 2022	January 31, 2023	$0.16
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
Competition
Our primary competitors in providing financing to middle-market technology-related companies include public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. Many of these competitors have similar investment objectives to us, which may create additional competition for investment opportunities. Some competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our investment opportunities. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Further, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC, or to the distribution and other requirements we must satisfy to qualify for RIC tax treatment. Lastly, institutional and individual investors are allocating increasing amounts of capital to alternative investment strategies. Several large institutional investors have announced a desire to consolidate their investments in a more limited number of managers. We expect that this will cause competition in our industry to intensify and could lead to a reduction in the size and duration of pricing inefficiencies that many of our products seek to exploit. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — We may face increasing competition for investment opportunities, which could delay further deployment of our capital, reduce returns and result in losses.”
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
The Adviser’s services under the Investment Advisory Agreement are not exclusive, and accordingly, the Adviser may provide similar services to other entities.

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
Board Approval of the Investment Advisory Agreement
On May 8, 2023, the Board held an in-person meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board was provided with the information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure. Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors,concluded that the investment advisory fee rates are reasonable in relation to the services provided and approved the Investment Advisory Agreement as being in the best interests of our shareholders.
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
The Administration Agreement became effective on December 1, 2021 and the continuation of the Administration Agreement was approved by the Board on May 8, 2023. Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions without profit to the Adviser.

The Administration Agreement provides that the Adviser and its affiliates’ respective officers, directors, members, managers, stockholders and employees are entitled to indemnification from us from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Administration Agreement, except where attributable to willful misfeasance, bad faith or gross negligence in the performance of such person’s duties or reckless disregard of such person’s obligations and duties under the Administration Agreement as provided by Section 17(i) of the 1940 Act.
Payment of Our Expenses under the Investment Advisory and Administration Agreements
Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. In addition, the Adviser shall be solely responsible for any placement or “finder’s” fees payable to placement agents engaged by the Company or its affiliates in connection with the offering of securities by the Company. We will bear our allocable portion of the costs of the compensation, benefits and related administrative expenses (including travel expenses) of our officers who provide operational and administrative services hereunder, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Adviser or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs, in acting on our behalf and as otherwise set forth in the Administration Agreement). We also will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including Management Fees and Incentive Fees, to the Adviser, pursuant to the Investment Advisory Agreement and the Administration Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and the Administration Agreement and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:
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
Dealer Manager Agreement and Placement Agent Agreement
We have entered into a dealer manager agreement (the “Dealer Manager Agreement”) with the Adviser and Blue Owl Securities LLC (“Blue Owl Securities”) pursuant to which Blue Owl Securities and certain participating broker-dealers will solicit Capital Commitments. In addition, we have entered into a placement agent agreement (the “Placement Agent Agreement”) with Blue Owl Securities pursuant to which employees of Blue Owl Securities may conduct placement activities.
License Agreement
We have also entered into a license agreement (the “License Agreement”) with an affiliate of Blue Owl, pursuant to which we were granted a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, we have a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Blue Owl” name or logo.
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
Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Each of our executive officers is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Adviser or its affiliates. The Investment Team is focused on origination and transaction development and the ongoing monitoring of our investments. In addition, we reimburse the Adviser for the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs and as otherwise set forth in the Administration Agreement). See “— Investment Advisory Agreement” and “— Administration Agreement.”
Corporate Sustainability
Our and the Adviser’s corporate sustainability efforts seek to deliver positive outcomes for our investors and the communities in which we operate. Our Board receives annual updates on the Adviser’s strategy and initiatives, including ESG-related matters.
Investing Responsibly
We and the Adviser recognize the importance of ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. Blue Owl adopted an ESG policy, which applies to all asset classes, industries and countries in which Blue Owl does business and the products it manages.
The Adviser believes that incorporating relevant ESG factors into its corporate and investment practices has the potential to meaningfully contribute to our long-term financial success. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser considers potential investments on our behalf, it seeks to address the relevant ESG considerations, risks and potential rewards related to prospective investments. Further, the Adviser has processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
Diversity, Equity and Inclusion
We and the Adviser are committed to fostering and preserving a culture of diversity, equity and inclusion. The Adviser seeks to create an inclusive, merit-based environment that is supportive of people from all backgrounds. Blue Owl has formalized its approach by adopting a formal DEI Policy.
Blue Owl’s DEI strategy centers on the following key concepts and core values:
Embracing differences. Blue Owl embraces and encourages differences that make individuals unique. Blue Owl believes that a team comprised of individuals with diverse backgrounds, experiences, perspectives and insights is critical to long-term success.
Strategic priorities. Continuing to develop as a diverse, equitable and inclusive firm is a strategic priority for Blue Owl that it believes can further enhance its work environment and overall business. Blue Owl’s commitment to diversity, equity and inclusion is relevant to interactions with its employees, investors, products’ portfolio companies and third-party service providers.
Leadership. While Blue Owl’s ongoing efforts are championed by the Blue Owl founders and executed upon by senior leaders across all business areas of the firm, Blue Owl aims to position support for DEI at the core of its entire employee population. Continuing to develop a diverse, equitable, and inclusive firm is a strategic priority.
To further foster an inclusive culture, Blue Owl seeks to continue to establish relevant and appropriate employee resource groups. Blue Owl has established The Parliament, a network for women with a mission to support, enhance, and advance the experience of women at Blue Owl and to enhance gender equity across the firm, and BOP’N, an LGBTQ+ network committed to growing a welcoming culture and inclusive environment for LGBTQ+ members, allies, and advocates. Blue Owl also works with select partners such as Black Women in Asset Management, 100 Women in Finance and the Association of Asian American Investment Managers to provide its employees with access to resources, networks, and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit diverse candidates. Additionally, through Blue Owl’s partnership with The Opportunity Network, Blue Owl has established a summer internship program for college students from backgrounds that are often underrepresented in the finance industry. For the last three summers, Blue Owl has hosted a cohort of interns from the Opportunity Network and also offered participation to its partner manager firms who work with its GP Strategic Capital platform. This program includes training for both supervisors and interns, professional development sessions, networking opportunities and mentorship. In addition, Blue Owl has conducted DEI-related training on implicit bias for all of its employees on an annual basis. Finally, Blue Owl introduced a fertility family planning benefit as an option for its employees.
Citizenship
Blue Owl seeks to engage with its stakeholders to support the causes most important to its communities. Blue Owl takes its role as a corporate citizen seriously and aims to contribute to meaningful causes and partner with various organizations to support the communities in which it operates and resides. Blue Owl believes there is an opportunity to “make community our culture” by building a robust citizenship program that is integrated, community-centered, and employee-enriched, including:
•Blue Owl Leads Together, its employee volunteerism and service program, allows employees to engage with each other and with the communities in which we live and work.
•Blue Owl Gives, which advances Blue Owl’s philanthropic mission —of unlocking opportunity by providing access to college, to career, and to capital —through strategic nonprofit partnerships, sponsorships, and employee-giving campaigns.
•Blue Owl Celebrates honors various heritage and affinity months throughout the year by spotlighting important nonprofit causes, profiling opportunities for learning and action, and lifting up voices of leaders and guest speakers.
The Private Offering
We have entered into separate subscription agreements with a number of investors providing for the private placement of shares of our common stock pursuant to the Private Offering and may enter into additional subscription agreements from time to time. Each investor will make a Capital Commitment to purchase shares of our common stock pursuant to a subscription agreement. Investors are required to make capital contributions to purchase shares of our common stock each time we deliver a drawdown notice. As of December 31, 2023, we had approximately $4.1 billion in total Capital Commitments from investors (approximately $2.4 billion undrawn), of which $54.0 million is from entities affiliated with or related to the Adviser (approximately $13.8 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
If, during the Commitment Period, two of the four of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alan J. Kirshenbaum (each, a “Key Person”), (i) provide notice of resignation, resign, are terminated or are provided with notice of termination from the position of (1) in the case of Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer, co-chief investment officer of the Adviser and (2) in the case of Alan J. Kirshenbaum, chief financial officer of the Adviser, (ii) die or are disabled or (iii) cease to be actively involved (1) in the case of Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer, as a member of the Technology Lending Investment Committee or (2) in the case of Alan J. Kirshenbaum, as an officer of the Adviser, for any consecutive period exceeding 60 days, a “Key Person Event” will have occurred. For purposes of this provision, the Adviser is permitted at any time to replace one of the Key Persons with a senior professional selected by the Adviser, provided that such replacement is approved by 75% of the outstanding shares of common stock.
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
As a BDC, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, must be at least 200% (or 150% if certain conditions are met). This means that generally, a BDC can borrow up to $1 for every $1 of investor equity (or, if certain conditions are met, a BDC can borrow up to $2 for every $1 of investor equity). The reduced asset coverage requirement permits a BDC to double the amount of leverage it could incur. On November 2, 2021, the Adviser, as our sole shareholder, approved the application of the reduced asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, effective on November 3, 2021 our asset coverage requirement applicable to senior securities was reduced from 200% to 150%.
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
We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act and the rules and regulations thereunder. Under these limits we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company, or invest more than 10% of the value of our total assets in the securities of more than one investment company unless certain conditions are met. If we invest in securities issued by investment companies, if any, it should be noted that such investments might subject our shareholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies.
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
(2)Securities of any eligible portfolio company controlled by us.
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
(4)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
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
The regulations defining qualifying assets may change over time. We may adjust its investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions.
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
Senior Securities; Coverage Ratio. We are generally permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if immediately after such borrowing or issuance, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred stock, if any, is at least 200% (or 150%, if certain requirements are met). This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. On November 2, 2021, our Adviser, as our sole shareholder, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the Investment Company Act, as amended by the Small Business Credit Availability Act. As a result, effective November 3, 2021, our asset coverage ratio applicable to senior securities was reduced from 200% to 150%.
In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders on our capital stock or the repurchase of such capital stock unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. For a discussion of the risks associated with leverage, see “ITEM 1A. RISK FACTORS — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including risks associated with leverage.”
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
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order and seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by the Adviser or its affiliates over time. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of other Blue Owl Credit Clients that could avail themselves of the Order and that have an investment objective similar to ours.
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
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our common stock. This discussion does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, this discussion does not describe tax consequences that we have assumed to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including persons who hold our common stock as part of a straddle or a hedging, integrated or constructive sale transaction, persons subject to the alternative minimum tax, tax-exempt organizations, insurance companies, brokers or dealers in securities, pension plans and trusts, persons whose functional currency is not the U.S. dollar, U.S. expatriates, regulated investment companies, real estate investment trusts, personal holding companies, persons required to accelerate the recognition of gross income as a result of such income being recognized on an applicable financial statement, persons who acquire an interest in the Company in connection with the performance of services, and financial institutions. Such persons should consult with their own tax advisers as to the U.S. federal income tax consequences of an investment in our common stock, which may differ substantially from those described herein. This discussion assumes that shareholders hold our common stock as capital assets (within the meaning of the Code).
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
If a partnership (including an entity or arrangement treated as a partnership for U.S. federal income tax purposes) holds our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. Any partner of a partnership holding our common stock should consult its tax advisers with respect to the purchase, ownership and disposition of such shares.
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
If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation, or “CFC,” we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of certain of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and such income will be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.
Income inclusions from a QEF or a CFC will be “good income” for purposes of the 90% Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF or the CFC distributes such income to us in the same taxable year to which the income is included in our income.
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
If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
Proxy Voting Records
You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Blue Owl Technology Finance Corporation II, Attention: Investor Relations, 399 Park Avenue, 37th Floor, New York, NY 10022, or by calling Blue Owl Technology Finance Corporation II at (212) 419-3000.
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
We make available free of charge on our website (www.blueowl.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this registration statement.
Item 1A. Risk Factors
Investing in our securities involves a number of significant risks. You should consider carefully the following information before making an investment in our securities. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected.
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

We are subject to risks related to our business and operations.
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
•We have adopted a policy to invest, under normal circumstances, at least 80% of the value of our assets in technology related companies.
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
•Our shares are not listed on an exchange or quoted through a quotation system and may not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity.
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
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict (including, for example, the ongoing war between Russia and Ukraine and conflict in the Middle East including the Israel-Hamas conflict), terrorist acts, security operations and catastrophic events, natural disasters such as fires, floods, earthquakes, tornadoes, hurricanes, global health epidemics and emergencies, elevated and rising interest rates, strikes, work stoppages, labor shortages, labor disputes, supply chain disruptions and accidents), may disrupt our operations, contribute to increased market volatility, have long term effects on the United States and worldwide financial markets, and cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
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
Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. Although we have no direct investment exposure to Russia or Ukraine and de minimis direct investment exposure to Israel, the broader consequence of the invasions and attacks may have a material adverse impact on our portfolio, our business and operations. Global health emergencies, natural disasters, strikes, work stoppages or accidents could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. Losses from terrorist attacks, global health emergencies, natural disasters, strikes, work stoppages or accidents are generally uninsurable.
Any public health emergency, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.
The extent of the impact of any public health emergency, such as the COVID-19 pandemic, on our and our portfolio companies’ operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the actions taken by governmental authorities to contain its financial and economic impact, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergency on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extent of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. In addition, our and our portfolio companies’ operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any of our or our portfolio companies’ personnel. This could create widespread business continuity issues for us and our portfolio companies. Additionally, some economists and major investment banks have expressed concern that a global health emergency could lead to a world-wide economic downturn, the impacts of which could last for some period after the emergency is controlled and/or abated. Our business and operations, as well as the business and operations of our portfolio companies, could be materially adversely affected by a prolonged recession in the United States and other major markets.
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
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, uncertainty around the Israel-Hamas conflict, and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
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
Inflation and supply chain risks have had and may continue to have an adverse impact on our financial condition and results of operations. Current inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations and it is expected that such increases and recent volatility may continue during 2024. Certain of our portfolio companies are in industries that have been, or are expected to be, impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are, and will continue to be, exposed to risks associated with changes in interest rates.”
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
Risks Related to Our Business
We have a limited operating history.
We were formed October 5, 2021 and are subject to the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve or sustain our investment objective and that the value of your investment could decline substantially or your investment could become worthless.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-30.2%	-19.5%	-8.7%	2.1%	12.8%
(1)Assumes, as of December 31, 2023, (i) $3.9 billion in total assets, (ii) $2.1 billion in outstanding indebtedness, (iii) $1.8 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs) of 7.7%.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities, notes and CLO currently expire between February 2025 and January 2036. If we are unable to increase, renew or replace such facility and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
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

In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a Majority of the Outstanding Shares of our common stock or by the vote of our independent directors and generally may be terminated at any time, without penalty, by our Adviser upon 60 days’ notice to us. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under our indebtedness and pay distributions, are likely to be adversely affected, and the value of our common stock may decline.
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
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the other Blue Owl Credit Clients or other funds managed by our Adviser or its affiliates comprising Blue Owl's Credit platform, the private funds managed by Blue Owl’s GP Strategic Capital platform and the funds and accounts managed by Blue Owl’s Real Estate platform, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
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
We have adopted a policy to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies. Other than with respect to this policy, which may only be changed with 60 days’ prior notice to our shareholders (or, prior to an Exchange Listing and during the 365 day lock-up period following an Exchange Listing, if shareholders representing at least a majority of votes cast when quorum is met, approve a proposal to do so), our Board has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of the Private Offering and may use the net proceeds from the Private Offering in ways with which our investors may not agree.
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
We are not limited with respect to the portion of our assets that may be invested in a single issuer.
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
We are subject to risks associated with the discontinuation of LIBOR and the market’s limited experience with SOFR, which will affect our cost of capital and results of operations.
The London Inter-Bank Offered Rate (“LIBOR”) was the basic rate of interest used in lending transactions between banks on the London interbank market and was widely used as a reference for setting the interest rate on loans globally until the United Kingdom’s Financial Conduct Authority announced a phase out of LIBOR in July 2017. Although many LIBOR rates have ceased to be published since December 31, 2021, or no longer are representative of the underlying market they seek to measure, a selection of widely used USD LIBOR rates were published through June 2023 in order to assist with the transition,
In January 2023, the Federal Reserve adopted a final rule implementing the U.S. Adjustable Interest Rate Act of 2022 (the “LIBOR Act”) that, among other things, identifies applicable Secured Overnight Financing Rate, or SOFR-based benchmark replacements under the LIBOR Act. The rule applies to our contracts incorporating LIBOR that are governed by U.S. law.
Since the first quarter of 2022, we began transitioning any LIBOR-based investments to SOFR and currently none of our investments are indexed to LIBOR. SOFR is considered to be a risk-free rate, and USD LIBOR was a risk weighted rate. Thus, SOFR tends to be a lower rate than USD LIBOR, because SOFR does not contain a risk component. This difference may negatively impact our net interest margin of our investments. Also, the use of SOFR based rates is relatively new, and experience with SOFR based rate loans is limited. There could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. This could result in increased borrowing costs for us or could adversely impact the interest income we receive from our portfolio companies or the market value of our investments. In addition, the transition from LIBOR to SOFR may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.
Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future.
The occurrence of a disaster, such as a cyber-attack against us, any of our portfolio companies, or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data. In addition, the rapid evolution and increasing prevalence of artificial intelligence technologies may also intensify our cybersecurity risks. Although we are not currently aware of any cyber-attacks or other incidents that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks.
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
In addition, cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information and other sensitive information that we collect and store in our data centers and on our networks. We may also invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of fund investor, employee or other personally identifiable or, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.
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
Finally, cybersecurity has become a top priority for global lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators and individuals of data security breaches involving certain types of personal data. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
We are subject to increasing scrutiny from certain investors, third party assessors and our shareholders with respect to ESG-related topics.
We face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance and our shareholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we and the companies in which we invest risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand or the companies in which we invest, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that investors will determine that any of our Adviser’s ESG initiatives, or commitments are sufficiently robust. There can be no assurance that our Adviser will be able to accomplish any commitments related to its commitment to responsible investing or ESG practices, as statements regarding its ESG and responsible investing priorities reflect its current estimates, plans and/or aspirations and are not guarantees that it will be able to achieve them within the timelines announced or at all. Additionally, the Adviser may determine in its discretion that it is not feasible or practical to implement or complete certain aspects of its responsible investing program or ESG initiatives based on cost, timing or other considerations.
In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital, and investors may decide not to commit capital to future fundraises based on their assessment of the Adviser’s approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Adviser’s responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if the Adviser receives a negative rating or assessment from such organizations, or if the Adviser fail, or is perceived to fail, to demonstrate progress toward its ESG priorities and initiatives, they may choose not to invest in us, and we may face reputational damage. Similarly, it is expected that investor and/or shareholder demands will require the Adviser to spend additional resources and place increasing importance on business relevant ESG factors in its review of prospective investments and management of existing ones. Further, growing interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies or their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. In addition, some conservative groups and Republican state attorneys general have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate DEI practices increasing. If the Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation, and constrain our investment and fundraising opportunities.
We are subject to increasing scrutiny from regulators with respect to ESG-related issues and the regulatory disclosure landscape surrounding related topics continues to evolve.
Responsible investing, ESG practices and ESG-related disclosure have been the subject of increased focus by certain regulators, and new regulatory initiatives related to ESG-specific topics that are applicable to us, our products and our products’ portfolio companies could adversely affect our business. There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union and the United Kingdom.
On March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures. The proposed rule would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions, for certain public companies. Although the ultimate date of effectiveness and the final form and substance of the requirements for this proposed rule is not yet known and the ultimate scope and impact on our business is uncertain, compliance with this proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources. Further, on May 25, 2022, the SEC proposed amendments to rules and reporting forms concerning, among other things, enhanced disclosure requirements for investment managers regarding the ability to market funds as green, sustainable or ESG-focused and the incorporation of ESG factors by registered investment companies and advisers. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has begun to bring enforcement actions based on ESG disclosures not matching actual investment processes.

Further, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. From a European perspective, the European Union has adopted legislative reforms which include, without limitation: (a) Regulation 2019/2088 on sustainability‐related disclosures in the financial services sector (the “SFDR”), for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment (the “Taxonomy”). Further, there are ongoing consultations that may result in further changes or amendments to the SFDR. There is an increasing focus on anti-greenwashing and transparency initiatives affecting investment managers. The EU’s European Securities and Markets Authority announced in its 2024 Work Program a series of initiatives aimed at enhancing transparency around sustainability risks and disclosures, including a stocktaking report on the supervision of sustainability information and greenwashing and remediation actions, the introduction of guidelines on funds’ names with ESG or sustainability-related terms, common supervisory actions on the integration of sustainability risks and disclosures in the investment management sector.
There are still some uncertainties regarding the operation of these requirements, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is the additional risk that market expectations in relation to certain commitments under the SFDR, such as categorization of financial products, could adversely affect our ability to raise capital, especially from EEA investors.
Outside of the EU, the U.K. Government’s stated policy goal is to introduce economy-wide mandatory Task Force on Climate-related Financial Disclosures (“TCFD”) reporting by 2025. The UK has introduced mandatory TCFD-aligned disclosure requirements for certain UK regulated firms. The regime captures (amongst others) any firm providing portfolio management (which includes managing investments or private equity or other private market activities consisting of either advising on investments or managing investments on a recurring or ongoing basis in connection with an arrangement which aims to invest in unlisted securities) where the assets under management exceed £5.0 billion calculated as a 3-year rolling average. In November 2023, the Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 (“SDR”) introduced sustainability disclosure requirements, investment product labels and an ‘anti-greenwashing’ rule. The anti-greenwashing rule applies to all UK-authorised firms in relation to ESG-related claims made in their financial promotions and communications with clients in the UK. The balance of the new regime is directed at UK investment funds and UK-regulated asset management firms as well as distributors of such funds. The FCA has indicated it will continue to work with His Majesty’s Treasury on their approach to overseas funds and consult on an alternative approach to applying the regime to all types of portfolio managers.
In Asia, regulators in Singapore and Hong Kong have introduced requirements for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure.
As a result of these legislative and regulatory initiatives, we or the Adviser may be required to provide additional disclosure to our investors with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to funds and/or fund managers because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect us.
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
Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Credit Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by our Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the investment committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance, investor relations and other matters that did not apply to Blue Owl's Credit platform prior to the formation of Blue Owl.
Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.
Our Adviser and its affiliates may provide a broad range of financial services to companies in which we may invest, including providing arrangement, syndication, origination structuring and other services to portfolio companies, and will generally be paid fees for such services, in compliance with applicable law, by the portfolio company. Any compensation received by our Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may invest in companies managed by entities in which funds managed by GP Strategic Capital have acquired a minority interest. Our Adviser and its affiliates may face conflicts of interest with respect to services performed for these companies, on the one hand, and investments recommended to us, on the other hand and could, in certain instances, have an incentive not to pursue actions against a portfolio company that would be in our best interest.
Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.
Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, co-invest vehicles and certain high net worth individuals), including the Blue Owl Credit Clients, and we may compete for capital and investment opportunities with these entities, certain conflicts of interest are present. These include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
For instance, our Adviser and its affiliates may receive asset management performance-based, or other fees from certain accounts that are higher than the fees received by our Adviser from us. In addition, certain members of Blue Owl’s Credit platform’s investment committees and other executives and employees of our Adviser or its affiliates will hold and receive interest in Blue Owl and its affiliates, in addition to cash and carried interest compensation. In these instances, a portfolio manager for our Adviser may have an incentive to favor the higher fee and/or performance-based fee accounts over us and/or to favor Blue Owl. In addition, a conflict of interest exists to the extent our Adviser, its affiliates, or any of their respective executives, portfolio managers or employees have proprietary or personal investments in other investment companies or accounts or when certain other investment companies or accounts are investment options in our Adviser’s or its affiliates’ employee benefit plans or employee offerings. In these circumstances, personnel of our Adviser may have incentive to favor these other investment companies or accounts over us.
Because our Adviser may have incentive to favor other Blue Owl Credit Clients and we may compete for investments with Blue Owl Credit Clients, our Adviser and its affiliates are subject to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Blue Owl Credit Advisers will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Blue Owl Credit Advisers’ investment allocation policy, taking into account such factors as the relative amounts of capital available for new investments; cash on hand; existing commitments and reserves; the investment programs and portfolio positions of the participating investment accounts, including portfolio construction, diversification and concentration considerations; the investment objectives, guidelines and strategies of each client; the clients for which participation is appropriate’ each client’s life cycle; targeted leverage level; targeted asset mix and any other factors deemed appropriate. We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We, our Adviser and certain affiliates have been granted exemptive relief by the SEC to permit us to co-invest with other funds managed by our Adviser or certain of its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “-Our ability to enter into transactions with our affiliates is restricted.”
Actions taken by our Adviser and its affiliates on behalf of the Blue Owl Credit Clients as a result of any conflict of interest may be adverse to us, which could harm our performance. For example, we may invest in the same credit obligations as other Blue Owl Credit Clients, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one of the Blue Owl Credit Clients may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Blue Owl Credit Clients (including us). While the Blue Owl Credit Advisers and their affiliates have developed general guidelines regarding when two or more funds can invest in different parts of the same company’s capital structure and created a process that they employ to handle those conflicts when they arise, their decision to permit the investments to occur in the first instance or their judgment on how to mitigate the conflict could be challenged or deemed insufficient. If the Blue Owl Credit Advisers and their affiliates fail to appropriately address those conflicts, it could negatively impact their reputation and ability to raise additional funds and the willingness of counterparties to do business with them or result in potential litigation against them.
From time to time, fees and expenses generated in connection with potential portfolio investments that are not consummated may be allocable to us and one or more Blue Owl Credit Clients. These expenses will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Blue Owl Credit Advisers and the Investment Advisory Agreement; however, the method for allocation expenses may vary depending on the nature of the expense and such determinations involve inherent discretion.
In addition, from time to time, our Adviser could cause us to purchase a security or other investment from, or sell a security or other investment to, another Blue Owl Credit Client. Such cross transaction would be in accordance with applicable regulations and our and our Adviser’s valuation and cross-trades policies; however, such cross transactions could give rise to additional conflicts of interest.
Our Board will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
Products within Blue Owl’s Real Estate platform may enter into sale lease-back transactions with our portfolio companies or with borrowers under our credit facilities.
From time to time, companies in which we have invested or may invest, may enter into sale-leaseback transactions with products within Blue Owl’s Real Estate platform. As a result of these arrangements we could be a creditor to, or equity owners of, a company at the same time that company is a tenant of a product within Blue Owl’s Real Estate platform. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our Adviser could be required to take actions that may be adverse to those of Blue Owl’s Real Estate platform in enforcing our rights under the relevant facilities or agreements, or vice versa. This could lead to actual or perceived conflicts of interest.
Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.
We, directly or through our Adviser, may obtain confidential information about the companies in which we have invested or may invest or be deemed to have such confidential information. Our Adviser may come into possession of material, non-public information through its members, officers, directors, employees, principals or affiliates. In addition, funds managed by GP Strategic Capital may invest in entities that manage our portfolio companies and, as a result, may obtain additional confidential information about our portfolio companies. The possession of such information may, to our detriment, limit the ability of us and our Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of our Adviser may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of our Adviser come into possession of material non-public information with respect to our investments, such personnel will be restricted by our Adviser’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of the management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of our Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of our Adviser in the course of its duties. Additionally, there may be circumstances in which one or more individuals associated with our Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of our Adviser.
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
ORCA and certain of its affiliates have received exemptive relief from the SEC to permit us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds if such private funds are not invested in such existing portfolio company.

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
In addition, as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. See “—We are subject to certain risks as a result of our interests in the CLO Preferred Shares”; “The subordination of the CLO Preferred Shares will affect our right to payment”; and “The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”

Risks Related to Our Investments
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
We may make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”). In general, the risks associated with indirect investments in portfolio companies through a joint venture, partnership or other special purpose vehicle are similar to those associated with a direct investment in a portfolio company; however, if we are not the sole investor in such Investment Vehicle, the investment may involve risks not present in investments where a third party is not involved. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment in an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle and any third party. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company may be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle could be structurally subordinated to the other obligations of the portfolio company). If a third party is involved, we are subject to the risk that such third-party could have financial difficulties resulting in a negative impact on the Investment Vehicle, could have economic or business interests or goals which are inconsistent with ours, or could be in a position to take (or block) action in a manner contrary to our investment objective or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. In addition, if we are not the sole investor in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.
Any strategic investments that we pursue are subject to risks and uncertainties.
We have pursued and may continue to pursue growth through strategic investments in new businesses, including through investments in our specialty finance vehicles. Completion and timing of any such strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). The announcement or consummation of any transaction also may adversely impact our business relationships or engender competitive responses.
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
Our investments are concentrated in technology-related industries, some of which are subject to extensive government regulation, which exposes us to the risk of significant loss if any of these industry sectors experiences a downturn.
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
As of December 31, 2023, our investments in systems software and application software represented 28.0% and 15.8% of our portfolio at fair value, respectively. Our investments in these industries are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing these industries and interpretations thereof, may change frequently, the risk of defending against litigation claims based on allegations of infringement or other violations of intellectual property, the risk that portfolio companies may be unable to attract and retain qualified skilled IT personnel and software developers, the risk that rapid technological change, evolving industry standards and practices, and changing customer needs may negatively affect our portfolio companies, and sensitivity to general economic conditions and cyclical demand.
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
We may invest in bank loans and participations. These obligations are subject to unique risks, including:
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
We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the base management fee, income based fee and capital gains incentive fee to our investment adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the base management fee, income based fee and capital gains incentive fee due to our investment adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.
For the foregoing reasons, investments in equity securities can be highly speculative and carry a substantial risk of loss of investment
The credit ratings of certain of our investments may not be indicative of the actual credit risk of such rated instruments.
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
Our portfolio companies may be highly leveraged.
Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.
If we cannot obtain debt financing or equity capital on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.
The net proceeds from the sale of our shares will be used for our investment opportunities, and, if necessary, the payment of operating expenses and the payment of various fees and expenses such as base management fees, incentive fees, other fees and distributions. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. We generally are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.
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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the SOFR, the SONIA, the Euro Interbank Offered Rate, the Federal Funds rate or Prime rate. Increases in interest rates have made and may continue to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and may increase defaults even where our investment income increases. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates have increased and the corresponding risk of default by borrowers has increased, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
Conversely, if interest rates were to decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser and the Adviser’s personnel to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.
In addition, because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Portions of our investment portfolio and our borrowings have floating rate components. As a result, the recent significant changes in market interest rates have increased our interest expense as has the incurrence of additional fixed rate borrowings. In periods of rising interest rates, such as in the current market, our cost of funds increases, which tends to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. In addition, our interest expense may not decrease at the same rate as overall interest rates because of our fixed rate borrowings, which could lead to greater declines in our net investment income. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

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
We may make investments in portfolio companies that are domiciled outside of the United States. Pursuant to our investment policies, we will not invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we do not generally intend to invest in companies whose principal place of business is an emerging market. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means that, as required by the 1940 Act, such investments, along with other investments in non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any such asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:
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
We may expose ourselves to risks if we engage in risk management activities.
We may enter into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. The scope of risk management activities we undertake varies based on the level of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions.To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.
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
Rule 18f-4 requires a BDC (or a registered investment company) that uses derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program and implement certain testing and board reporting requirements. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
Our investments in life sciences-related companies may be subject to extensive government regulation, litigation risk and certain other risks particular to that industry.
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
We may be subject to risks associated with our investments in the software industry.
Portfolio companies in the software industry are subject to a number of risks. The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry may compete with other companies that operate in the global, regional and local software industries, and those competitors may be engaged in a greater range of businesses, have a larger installed base of customers for their existing products and services or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies may lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to their products. Any of this could, in turn, materially adversely affect our business, financial condition and results of operations.
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
We are subject to certain risks as a result of our interests in the CLO Preferred Shares.
Under the terms of the loan sale agreements entered into in connection with our debt securitization transactions with respect to the CLOs (collectively, the “CLO Transactions”), we and Athena Funding I sold and/or contributed to the Delaware limited liability company, in connection with the CLO Transaction (the "CLO Issuer"), all of the ownership interest in the portfolio loans and participations held by the CLO Issuer on the closing date for the CLO Transaction for the purchase price and other consideration set forth in such loan sale agreements. As a result of the CLO Transactions, we hold all of the preferred shares issued by the CLO Issuer (collectively, the “CLO Preferred Shares”), which comprise 100% of the equity interests in the CLO Issuer . As a result, we expect to consolidate the financial statements of the CLO Issuer in our consolidated financial statements. However, once sold or contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transactions resulted in us holding equity interests in the CLO Issuer, with the CLO Issuer holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the Preferred Shares and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuer. In addition, our ability to sell, amend or otherwise modify an underlying loan held by a CLO Issuer is subject to certain conditions and restrictions under the applicable CLO Transactions, which may prevent us from taking actions that we would take if we held such underlying loan directly.
The subordination of the CLO Preferred Shares will affect our right to payment.
The CLO Preferred Shares are subordinated to the notes issued and amounts borrowed by the CLO Issuer (collectively, the “CLO Debt”), respectively, and certain fees and expenses. If an overcollateralization test or an interest coverage test is not satisfied as of a determination date, the proceeds from the underlying loans otherwise payable to a CLO Issuer (which such CLO Issuer could have distributed with respect to the CLO Preferred Shares of such CLO Issuer) will be diverted to the payment of principal on the CLO Debt of such CLO Issuer. See “—The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”
On the scheduled maturity of the CLO Debt of a CLO Issuer or if such CLO Debt is accelerated after an event of default, proceeds available after the payment of certain administrative expenses will be applied to pay both principal of and interest on the such CLO Debt until such CLO Debt is paid in full before any further payment will be made on the CLO Preferred Shares of such CLO Issuer. As a result, such CLO Preferred Shares would not receive any payments until such CLO Debt is paid in full and under certain circumstances may not receive payments at any time.
In addition, if an event of default occurs and is continuing with respect to the CLO Debt of a CLO Issuer, the holders of such CLO Debt will be entitled to determine the remedies to be exercised under the indenture pursuant to which such CLO Debt was issued (the “CLO Indenture”). Remedies pursued by the holders of CLO Debt could be adverse to our interests as the holder of CLO Preferred Shares, and the holders of CLO Debt will have no obligation to consider any possible adverse effect on such our interest or the interest of any other person. See “ —The holders of certain CLO Debt will control many rights under the CLO Indentures and therefore, we will have limited rights in connection with an event of default or distributions thereunder.”
The CLO Preferred Shares represent leveraged investments in the underlying loan portfolio of the applicable CLO Issuer, which is a speculative investment technique that increases the risk to us as the owner of the CLO Preferred Shares. As the junior interest in a leveraged capital structure, the CLO Preferred Shares will bear the primary risk of deterioration in the performance of the applicable CLO Issuer and its portfolio of underlying loans.
The holders of certain CLO Debt will control many rights under the CLO Indenture and therefore, we will have limited rights in connection with an event of default or distributions thereunder.
Under the CLO Indenture, as long as any CLO Debt of the applicable CLO Issuer is outstanding, the holders of the senior-most outstanding class of such CLO Debt will have the right to direct the trustee or the applicable CLO Issuer to take certain actions under the CLO Indenture. For example, these holders will have the right, following an event of default, to direct certain actions and control certain decisions, including the right to accelerate the maturity of applicable CLO Debt and, under certain circumstances, the liquidation of the collateral. Remedies pursued by such holders upon an event of default could be adverse to our interests.
Although we, as the holder of the CLO Preferred Shares, will have the right, subject to the conditions set forth in the CLO Indentures, to purchase assets in any liquidation of assets by the collateral trustee, if an event of default has occurred and is continuing, we will not have any creditors’ rights against the applicable CLO Issuer and will not have the right to determine the remedies to be exercised under the applicable CLO Indenture. There is no guarantee that any funds will remain to make distributions to us as the holder of the CLO Preferred Shares following any liquidation of assets and the application of the proceeds from such assets to pay the applicable CLO Debt and the fees, expenses, and other liabilities payable by the applicable CLO Issuer.

The CLO Indenture requires mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.
Under the CLO Indenture governing the CLO Transactions, there are two coverage tests applicable to CLO Debt. These tests apply to each CLO Transaction separately.
The first such test, the interest coverage test, compares the amount of interest proceeds received and, other than in the case of defaulted loans, scheduled to be received on the underlying loans held by each CLO Issuer to the amount of interest due and payable on the CLO Debt of such CLO Issuer and the amount of fees and expenses senior to the payment of such interest in the priority of distribution of interest proceeds. To satisfy this test interest received on the portfolio loans held by such CLO Issuer must equal at least 120% of the amount equal to the interest payable on the CLO Debt of such CLO Issuer for Class A/B in Athena CLO II , and at least 115% for Class C in CLO VII, plus the senior fees and expenses.
The second such test, the overcollateralization test, compares the adjusted collateral principal amount of the portfolio of underlying loans of each CLO Issuer to the aggregate outstanding principal amount of the CLO Debt of such CLO Issuer. To satisfy this second test at any time, this adjusted collateral principal amount for Athena II must equal at least 138.46% for Class A/B and 154.67for Class C for of the outstanding principal amount of the Athena II Debt. In this test, certain reductions are applied to the principal balance of underlying loans in connection with certain events, such as defaults or ratings downgrades to “CCC” levels or below with respect to the loans held by each CLO Issuer. These adjustments increase the likelihood that this test is not satisfied.
If either coverage test with respect to a CLO Transaction is not satisfied on any determination date on which such test is applicable, the applicable CLO Issuer must apply available amounts to redeem its CLO Debt in an amount necessary to cause such test to be satisfied. This would reduce or eliminate the amounts otherwise available to make distributions to us as the holder of the CLO Preferred Shares of such CLO Issuer.
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
Climate change and climate-related effects may expose us to systemic, global, macroeconomic risks and could adversely affect our business and the businesses of our products’ portfolio companies.
Global climate change is widely considered to be a significant threat to the global economy. We and the companies in which we invest may face risks associated with climate change, including physical risks such as an increased frequency or severity of extreme weather events and rising sea levels and temperatures. In addition, climate change may also impact our profitability and costs, as well as pose systemic risks for our businesses and those of the companies in which we invest. For example, to the extent weather conditions are affected by climate change, energy use by us or the companies in which we invest could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of us or the companies in which we invest. On the other hand, a decrease in energy use due to weather changes may affect the financial condition of some of the companies in which we invest through decreased revenues. Additionally, extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
Further, the current U.S. presidential administration has focused on climate change policies and has re-joined the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. The Paris Agreement and other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, products and products’ portfolio companies to other types of transition risks, such as: (i) political and policy risks, (including changing regulatory incentives, and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks, (including changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks, (including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions), (iv) business trend risks, (including the increased attention to ESG considerations by our investors, including in connection with their determination of whether to invest), and (v) potential harm to our reputation if our shareholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
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
•general economic trends and other external factors; and
•loss of a major funding source.
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the loans or other debt securities we originate or acquire, the level of our expenses (including our borrowing costs), variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods or the full fiscal year.
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
The ability of our shareholders to liquidate their investments will be limited. If we were to conduct an Exchange Listing in the future, a large volume of sales of our shares could decrease the prevailing market prices of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. The ability of our shareholders to liquidate their investments would be limited during the 365 day lock-up period following an Exchange Listing; however, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our stock to decline.
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
Unrealized appreciation on derivatives, such as foreign currency forward contracts, may be included in taxable income while the receipt of cash may occur in a subsequent period when the related contract expires. Any unrealized depreciation on investments that the foreign currency forward contracts are designed to hedge are not currently deductible for tax purposes. This can result in increased taxable income whereby we may not have sufficient cash to pay distributions or we may opt to retain such taxable income and pay a 4% excise tax. In such cases we could still rely upon the “spillover provisions” to maintain RIC tax treatment.
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
While the SEC’s recent lists of examination priorities include such items as assessments of investment advisers’ marketing practices, compensation arrangements and controls to protect non-public information, it is generally expected that the SEC’s oversight of alternative asset managers will continue to focus substantially on concerns related to fiduciary duty transparency and investor disclosure practices. Although the SEC has cited improvements in disclosures and industry practices in this area, it has also indicated that there is room for improvement in particular areas, including fees and expenses (and the allocation of such fees and expenses) and co-investment practices. To this end, many investment advisory firms have received inquiries during examinations or directly from the SEC’s Division of Enforcement regarding various transparency-related topics, including the acceleration of monitoring fees, the allocation of broken-deal expenses, outside business activities of firm principals and employees, group purchasing arrangements and general conflicts of interest disclosures. While we believe we have made appropriate and timely disclosures regarding the foregoing, the SEC staff may disagree.
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
The central banks and, in particular, the U.S. Federal Reserve, have recently taken significant action to combat elevated inflation and market volatility. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective.
On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.
Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock.
The Maryland General Corporation Law (the “MGCL”), our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of the Company or the removal of our directors. We are subject to the Maryland Business Combination Act (the “Business Combination Act”), subject to any applicable requirements of the 1940 Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our disinterested directors. If the resolution exempting business combinations is repealed or our board or disinterested directors do not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and may increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the “Control Share Acquisition Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, subject to any applicable requirements of the 1940 Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and may increase the difficulty of consummating such an offer.
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors into three classes serving staggered three-year terms, and provisions of our charter authorizing our board of directors to classify or reclassify shares of our stock into one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may discourage, delay, defer, make more difficult or prevent a transaction or a change in control that might otherwise be in stockholders’ best interest.

Our Bylaws include an exclusive forum selection provision, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or other agents.
Our Bylaws require that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf (ii) any action asserting a claim of breach of any standard of conduct or legal duty owed by any of our directors, officers or other agents to us or to our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the MGCL or the Charter or the Bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum selection provision in our Bylaws will not apply to claims arising under the federal securities laws, including the Securities Act and the Exchange Act. There is uncertainty as to whether a court would enforce such a provision, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, this provision may increase costs for shareholders in bringing a claim against us or our directors, officers or other agents. Any investor purchasing or otherwise acquiring our shares is deemed to have notice of and consented to the foregoing provision. The exclusive forum selection provision in our Bylaws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents, which may discourage lawsuits against us and such persons. It is also possible that, notwithstanding such exclusive forum selection provision, a court could rule that such provision is inapplicable or unenforceable. If this occurred, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations.
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
The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.
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
•disease pandemics;
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
We operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information. In addition, the SEC remains extremely focused on cybersecurity, has recently adopted new rules related to cybersecurity, and may adopt additional rules and regulations in the future, including testing the implementation of these procedures and controls. Further, the European General Data Protection Regulation (the “GDPR”) came into effect in May 2018. Data protection requirements under the GDPR are more stringent than those imposed under prior European legislation. There are substantial financial penalties for breach of the GDPR, including up to the higher of 20 million Euros or 4% of group annual worldwide turnover. Non-compliance with any of the aforementioned laws or other similar laws, therefore, represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our product investors and clients to lose confidence in the effectiveness of our security measures. Finally, there have been significant evolution and developments in the use of artificial intelligence technologies, such as ChatGPT. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity.
Cybersecurity Processes and Risk Assessment
We rely on the cybersecurity program implemented by Blue Owl, the indirect affiliate of our Adviser. Blue Owl has implemented a cybersecurity program, which i is focused on (i) protecting the confidentiality of business, client, investors in its funds and its employee information; (ii) maintaining the security and availability of its systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and its responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.
Blue Owl has implemented an information security governance policy (the “ISG Policy”) governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes and the maintenance of critical services and systems. Blue Owl’s cybersecurity program is managed by Blue Owl’s Chief Technology Officer and Head of Technology Infrastructure (together, “Blue Owl IT Management”), who report to Blue Owl’s Chief Operating Officer. Blue Owl IT Management and its team are responsible for implementing Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. These processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks, and Blue Owl’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Blue Owl’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Blue Owl’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST”).
Blue Owl’s cybersecurity program includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Blue Owl’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks and help identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed by Blue Owl IT Management for remediation. When Blue Owl engages vendors and other third party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.
Blue Owl also provides its employees with cybersecurity awareness training at onboarding and annually, as well as interim security reminders and alerts. Blue Owl conducts regular phishing tests and provides additional training as appropriate.
Governance and Oversight of Cybersecurity Risks
Blue Owl has developed an incident response framework to identify, assess and manage cybersecurity events. The framework is managed and implemented by Blue Owl’s Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes its General Counsel, Chief Operating Officer, Chief Compliance Officer and Blue Owl IT Management. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.
Blue Owl’s cybersecurity program, which is overseen by the C-ROC, is managed by an internal team that is responsible for enterprise-wide cybersecurity strategy, policies, engineering and processes. The team is led by Blue Owl’s Chief Technology Officer, who has over 25 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and Blue Owl’s Head of Technology Infrastructure, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The C-ROC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of Blue Owl’s cybersecurity program.
Our Board of Directors has delegated the primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management to the Audit Committee. Blue Owl’s Chief Technology Officer periodically reports to the Audit Committee as well as the full Board, as appropriate, on cybersecurity matters. Such reporting includes updates on Blue Owl’s cybersecurity program, the external threat environment and Blue Owl’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Blue Owl’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.
Impact of Cybersecurity Risks
In 2023, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business or our portfolio companies by impairing the ability to conduct business effectively.” and “Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.”
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
Holders
As of March 5, 2024, there were approximately 3,465 holders of our common stock.
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
The following table summarizes dividends declared for the year ended December 31, 2023:

	December 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	May 15, 2023	$0.27
May 9, 2023	June 30, 2023	August 15, 2023	0.24
August 8, 2023	September 29, 2023	November 15, 2023	0.29
November 7, 2023	December 29, 2023	January 31, 2024	0.30
Total Distributions Declared			$1.10

The dividends declared during the year ended December 31, 2023 were derived from ordinary income, determined on a tax basis.
The following table summarizes dividends declared for the year ended December 31, 2022:

	December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.05
November 1, 2022	December 30, 2022	January 31, 2023	0.16
Total Distributions Declared			$0.21
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
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2023:

	December 31, 2023
Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 30, 2022	January 31, 2023	121,031
February 21, 2023	March 31, 2023	May 15, 2023	199,060
May 9, 2023	June 30, 2023	August 15, 2023	216,221
August 8, 2023	September 29, 2023	November 15, 2023	269,406
The following table reflects the common stock issued pursuant to the dividend reinvestment plan during the year ended December 31, 2022:

	December 31, 2022
Date Declared	Record Date	Payment Date	Shares
August 2, 2022	September 30, 2022	November 15, 2022	33,272

Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility
December 31, 2023	$800.0	$1,881.3	—	N/A
December 31, 2022	$770.0	$1,957.8	—	N/A
Revolving Credit Facility
December 31, 2023	$288.4	$1,881.3	—	N/A
December 31, 2022	$126.4	$1,957.8	—	N/A
SPV Asset Facility I
December 31, 2023	$330.0	$1,881.3	—	N/A
December 31, 2022	$300.0	$1,957.8	—	N/A
SPV Asset Facility II
December 31, 2023	$270.0	$1,881.3	—	N/A
December 31, 2022	$50.0	$1,957.8	—	N/A
2023A Notes
December 31, 2023	$75.0	$1,881.3	—	N/A
Athena CLO II
December 31, 2023	$288.0	$1,881.3	—	N/A
Promissory Note(5)
December 31, 2022	$—	$1,957.8	—	N/A
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
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable because the senior securities are not registered for public trading.
(5)Facility was terminated in 2022.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Technology Finance Corp. II and involves numerous risks and uncertainties, including, but not limited to, those described in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Annual Report on Form 10-K. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
We are managed by Blue Owl Technology Credit Advisors II LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. Subject to the overall supervision of our board of directors (the “Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of the listing of our common stock on a national securities exchange (an “Exchange Listing”) and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. The initial closing of the Private Offering occurred on December 1, 2021 (the “Initial Closing”). As of December 31, 2023, we had $4.1 billion in total Capital Commitments from investors, of which $54.0 million is from entities affiliated with or related to our Adviser. The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940, as amended (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
Placement activities are conducted by our officers and the Adviser. In addition, we may enter into agreements with placement agents or broker-dealers to solicit Capital Commitments including a dealer manager agreement with Blue Owl Securities LLC (“Blue Owl Securities”) pursuant to which Blue Owl Securities and certain participating broker-dealers solicited Capital Commitments and a placement agent agreement (the “Placement Agent Agreement”) with Blue Owl pursuant to which employees of Blue Owl Securities conducted placement activities. Blue Owl Securities, an affiliate of Blue Owl, is registered as a broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority. In addition, the Company, the Adviser and third party placement agents may enter into placement agreements from time to time, pursuant to which such placement agents solicited Capital Commitments. Fees paid pursuant to these agreements were paid by our Adviser.
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OCA, OTCA, OPFA, and ODCA, the “Blue Owl Credit Advisers”), which also are investment advisers. As of December 31, 2023, the Adviser and its affiliates had $84.6 billion of assets under management across Blue Owl Credit’s platform.
The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s

Credit platform’s investment committees. Blue Owl’s Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
The Technology Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Technology Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Technology Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Technology Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Technology Lending Investment Committee. The compensation packages of certain Technology Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (as amended, the “Order”), that has been granted by the SEC to OCA and certain of its affiliates, to permit us to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Advisers or its affiliates or any affiliated person of any of them (other than the parties to the transaction, except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, the Order permits us to continue to co-invest in our existing portfolio companies with certain affiliates that are private funds even if such private funds did not have an investment in such existing portfolio company.
The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies (“BDCs”), private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to ours.
On December 10, 2021, we formed a wholly-owned subsidiary, OR Tech Lending II LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Tech Lending II LLC originates loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.
We have elected to be regulated as a BDC under the 1940 Act and have elected to be treated as a regulated investment company (“RIC”) for tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, we are required to comply with various statutory and regulatory requirements, such as:
•the requirement to invest at least 70% of our assets in “qualifying assets”, as such term is defined in the 1940 Act;
•source of income limitations;
•asset diversification requirements; and
•the requirement to distribute (or be treated as distributing) in each taxable year the sum of at least 90% of our investment company taxable income and tax-exempt interest for that taxable year.
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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through December 31, 2023, the Blue Owl Credit Advisers have originated $90.6 billion aggregate principal amount of investments across multiple industries, of which $86.9 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
We invest in a broad range of established and high growth technology-related companies that are capitalizing on the large and growing demand for technology products and services. These companies use technology extensively to improve business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media. Within each industry or sector, we intend to invest in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our total assets in such businesses and to target portfolio companies that comprise 1-2% of our portfolio. Generally, no individual portfolio company is expected to comprise greater than 5% of our portfolio; however, from time to time certain of our investments may comprise greater than 5% of our portfolio.
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
Traditional financings are typically senior secured loans primarily in the form of first lien loans (including ”unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position) and second lien loans. In connection with our senior secured loans, we generally receive a security interest in certain of the assets of the borrower and consequently such assets serve as collateral in support of the repayment of such senior secured loans.
Growth capital investments are typically unsecured obligations of the borrower, and might be structured as unsecured indebtedness, convertible bonds, convertible equity, preferred equity, and common equity. We seek to limit the downside potential of our investments by negotiating covenants in connection with our investments consistent with preservation of our capital. Such restrictions may include affirmative covenants (including reporting requirements), negative covenants (including financial covenants), lien protection, change of control provisions and board rights, including either observation rights or rights to a seat on the board under some circumstances. Except for our specialty financing portfolio investments, our equity investments are typically not control-oriented investments and we may structure such equity investments to include provisions protecting our rights as a minority-interest holder.
We target portfolio companies where we can structure larger transactions. As of December 31, 2023, our average investment size in each of our portfolio companies was approximately $42.3 million based on fair value. As of December 31, 2023, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 82.6% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $936 million, weighted average annual EBITDA of $214 million and a weighted average enterprise value of $5.0 billion. As of December 31, 2023, investments we classify as growth capital represented 13.2% of our total portfolio based on fair value and these portfolio companies had a weighted average enterprise value of $12.8 billion.
The companies in which we invest use our capital primarily to support their growth, acquisitions, market or product expansion, refinancings and/or recapitalizations. The debt in which invest in typically is not be rated by any rating agency, but if these instruments were rated, they would likely receive a rating of below investment grade (that is, below BBB- or Baa3), which is often referred to as “high yield” or “junk”.
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
Our investment portfolio consists primarily of floating rate loans. Macro trends in base interest rates like SOFR, and any other alternative reference rates may affect our net investment income over the long term. However, because we generally intend to originate loans to a small number of portfolio companies each quarter, and those investments may vary in size, our results in any given period, including the interest rate on investments that may be sold or repaid in a period compared to the interest rate of new investments made during that period, may be idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends.
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
Expenses
Our primary operating expenses include the payment of the management fee, the incentive fee, expenses reimbursable under the Administration Agreement and Investment Advisory Agreement, legal and professional fees, interest and other debt expenses, offering and organization expenses, and other operating expenses. The management fee and incentive fee compensate our Adviser for work in identifying, evaluating, negotiating, closing, monitoring and realizing our investments.

Except as specifically provided below, we anticipate that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. In addition, the Adviser shall be solely responsible for any placement or “finder’s” fees payable to placement agents engaged by us or our affiliates in connection with the offering of securities by us. We will bear our allocable portion of the costs of the compensation, benefits and related administrative expenses (including travel expenses) of our officers who provide operational and administrative services hereunder, their respective staffs and other professionals who provide services to us (including, in each case, employees of the Adviser or an affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to us. We shall reimburse the Adviser (or its affiliates) for an allocable portion of the compensation paid by the Adviser (or its affiliates) to such individuals (based on a percentage of time such individuals devote, on an estimated basis, to our business affairs and in acting on our behalf). We also will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (i) investment advisory fees, including Management Fees and Incentive Fees, to the Adviser, pursuant to the Investment Advisory Agreement; (ii) our allocable portion of overhead and other expenses incurred by the Adviser in performing its administrative obligations under the Investment Advisory Agreement and (iii) all other costs and expenses of our operations and transactions including, without limitation, those relating to:
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
Leverage
The amount of leverage we use in any period depends on a variety of factors, including cash available for investing, the cost of financing and general economic and market conditions. On November 2, 2021, we received shareholder approval that allowed us to reduce our asset coverage ratio from 200% to 150%, effective as of November 3, 2021. As a result, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the common stock if our asset coverage, as defined in the 1940 Act, would at least be equal to 150% immediately after each such issuance. This reduced asset coverage ratio permits us to double the amount of leverage we can incur. For example, under a 150% asset coverage ratio we may borrow $2 for investment purposes of every $1 of investor equity whereas under a 200% asset coverage ratio we may only borrow $1 for investment purposes for every $1 of investor equity. Our current target leverage ratio is 0.90x-1.25x.
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
Capital Markets Have Been Unable to Fill the Void Left by Banks. Access to underwritten bond and syndicated loan markets is challenging for many technology companies due to loan size and liquidity. For example, high yield bonds are generally purchased by institutional investors such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are highly focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
Secular Trends Supporting Growth for Private Credit. According to Gartner, a research and advisory company, global technology spend was $4.7 trillion in 2023 and is expected to grow to more than $5.1 trillion in 2024. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even after the public markets reopen to normal levels. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
Portfolio and Investment Activity
As of December 31, 2023, based on fair value, our portfolio consisted of 80.7% first lien senior secured debt investments (of which 41% we consider to be unitranche debt investments (including “last out” portions of such loans)), 4.9% second lien senior secured debt investments, 1.9% unsecured debt investments, 9.7% preferred equity investments, and 2.8% common equity investments.
As of December 31, 2023, our weighted average total yield of the portfolio at fair value and amortized cost was 12.0% and 12.1%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 12.4% and 12.5%, respectively.
As of December 31, 2023, we had investments in 90 portfolio companies with an aggregate fair value of $3.8 billion. As of December 31, 2023, we had net leverage of 1.09x debt-to-equity.
We expect merger and acquisition activity to increase as a result of stabilizing inflation, low unemployment and current federal policy. Should we see an increase in repayments, we intend to balance the pace of our originations with the aim of achieving leverage within our target range.We have seen more new deal opportunities from refinancings, add-on acquisitions and buyout activity over the quarter.

The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service oriented sectors such as software and healthcare, all of which serve diversified and durable end markets, and on additional financings to our existing borrowers. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. In addition, the current lending environment is favorable to direct lenders and Blue Owl has invested in several transactions in excess of $1 billion in size, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection. We are continuing to monitor the effect that market volatility, including as a result of an elevated interest rate environment may have on our portfolio companies and our investment activities.
Many of the companies in which we invest are continuing to see solid demand with modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, or in the event of continued high interest rates, it is possible that the results of some of the middle market companies similar to those in which we invest could be challenged. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We have also continued to invest in specialty financing portfolio companies, including Fifth Season Investment LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing”), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”). These companies may use our capital to support acquisitions which could lead to increased dividend income across well-diversified underlying portfolios. See “Specialty Financing Portfolio Companies.”
Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	For the Year Ended December 31,
($ in thousands)	2023	2022
New investment commitments
Gross originations	$1,568,317	$2,814,523
Less: Sell downs	(13,609)	(60,359)
Total new investment commitments	$1,554,708	$2,754,164
Principal amount of investments funded:
First-lien senior secured debt investments	$1,313,878	$1,792,938
Second-lien senior secured debt investments	—	192,986
Unsecured debt investments	1,700	69,297
Preferred equity investments	22,461	340,277
Common equity investments	20,358	73,593
Total principal amount of investments funded	$1,358,397	$2,469,091
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(61,923)	$—
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Preferred equity investments	(21,791)	—
Common equity investments	—	(2,400)
Total principal amount of investments sold or repaid	$(83,714)	$(2,400)
Number of new investment commitments in new portfolio companies(1)	27	66
Average new investment commitment amount	$42,897	$12,499
Weighted average term for new debt investment commitments (in years)	6.1	6.3
Percentage of new debt investment commitments at floating rates	97.9%	98.9%
Percentage of new debt investment commitments at fixed rates	2.1%	1.1%
Weighted average interest rate of new debt investment commitments(2)	11.9%	10.9%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	6.8%	6.4%

(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.33% and 4.59% as of December 31, 2023 and 2022, respectively.

The table below presents our our investments as of the following periods:

	December 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(2)	$3,047,941	$3,068,392	$1,812,475	$1,812,277
Second-lien senior secured debt investments	187,024	186,796	186,424	184,788
Unsecured debt investments	72,097	73,823	63,815	58,859
Preferred equity investments(3)	374,363	370,458	345,327	337,069
Common equity investments(4)	104,372	108,170	71,588	71,541
Total Investments	$3,785,797	$3,807,639	$2,479,629	$2,464,534
(1)41% and 38% of which we consider unitranche loans as of December 31, 2023 and December 31, 2022, respectively.
(2)Includes investment in Amergin AssetCo.
(3)Includes equity investments in LSI Financing.
(4)Includes equity investments in Amergin AssetCo and Fifth Season.
We use GICS for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
Aerospace & Defense	1.9%	2.7%
Application Software	15.8	19.0
Banks	2.2	—
Beverages	0.3	0.4
Building Products	0.3	—
Capital Markets	0.3	0.4
Commercial Services & Supplies	0.5	0.8
Construction & Engineering	0.2	0.3
Consumer Finance	0.5	0.6
Diversified Consumer Services	0.3	0.4
Diversified Financial Services(1)	9.5	6.8
Diversified Support Services	0.7	1.0
Electrical Equipment	3.3	5.1
Food & Staples Retailing	3.8	5.8
Health Care Equipment & Supplies	1.2	—
Health Care Technology	8.9	8.3
Health Care Providers & Services	5.4	4.9
Insurance(2)	4.6	3.6
IT Services	3.9	5.6
Life Sciences Tools & Services	1.8	—
Pharmaceuticals(3)	1.5	0.9
Professional Services	3.9	0.9
Real Estate Management & Development	1.2	—
Specialty Retail	—	1.2
Systems Software	28.0	31.3
Total	100.0%	100.0%
(1)Includes investments in Amergin AssetCo.
(2)Includes equity investments in Fifth Season.
(3)Includes equity investment in LSI Financing.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
United States:
Midwest	11.4%	6.0%
Northeast	20.0	25.8
South	25.8	32.3
West	31.4	28.9
International	11.4	7.0
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	December 31, 2023	December 31, 2022
Weighted average total yield of portfolio	12.0%	10.9%
Weighted average total yield of debt and income producing securities	12.4%	11.5%
Weighted average interest rate of debt securities	11.9%	10.7%
Weighted average spread over base rate of all floating rate investments	6.7%	6.4%
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
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	December 31, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$34,670	0.9%	$3,101	0.1%
2	3,738,449	98.2	2,441,892	99.1
3	18,316	0.5	19,541	0.8
4	16,204	0.4	—	—
5	—	—	—	—
Total	$3,807,639	100.0%	$2,464,534	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	December 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,307,062	100.0%	$2,062,714	100.0%
Non-accrual	—	—	—	—
Total	$3,307,062	100.0%	$2,062,714	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2023, our commitment to Amergin AssetCo is $32.8 million, of which $13.9 million is equity and $18.9 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of December 31, 2023, our investment in Fifth Season was $43.9 million based on fair value. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our interest in Fifth Season.
LSI Financing 1 DAC (“LSI Financing”)
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing. As of December 31, 2023, our investment in LSI Financing was $20.0 million based on fair value. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
Results of Operations
The table below represents the operating results for the following periods:

	For the Year Ended December 31,
($ in thousands)	2023	2022(1)	2021(1)
Total Investment Income	$376,539	$97,453	$—
Less: Expenses	208,902	61,767	983
Net Investment Income (Loss) Before Taxes	$167,637	$35,686	$(983)
Less: Income taxes, including excise taxes	506	61	—
Net Investment Income (Loss) After Taxes	$167,131	$35,625	$(983)
Net change in unrealized gain (loss)	32,945	(13,577)	—
Net realized gain (loss)	(747)	225	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$199,329	$22,273	$(983)
(1)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the year ended December 31, 2023, our net asset value per share increased, primarily driven by market spreads tightening and an increase in accumulated undistributed earnings from net investment income. The Company commenced investing activities in January 2022, as a result, comparisons may not be meaningful.

Investment Income
The table below presents the investment income for the following periods:

	For the Year Ended December 31,
($ in thousands)	2023	2022
Interest income	$308,906	$72,318
Payment-in-kind interest income	20,874	4,361
Dividend income	14,892	66
Payment-in-kind dividend income	29,426	17,151
Other income	2,441	3,557
Total investment income	$376,539	$97,453
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Years Ended December 31, 2023 and 2022
Investment income increased by $279.1 million for the year ended December 31, 2023 primarily due to an increase in interest income as a result of an increase in our debt portfolio, which at par increased from $2.1 billion to $3.4 billion, as well as an increase in our portfolio’s weighted average yield from 10.9% as of December 31, 2022 to 12.0% as of December 31, 2023. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Included in investment income is dividend income which includes income earned from our non-controlled, affiliated equity investments. For the years ended December 31, 2023 and 2022, payment-in-kind interest income represented 5.5% and 4.5% of investment income, respectively. For the years ended December 31, 2023 and 2022, payment-in-kind dividend income represented 7.8% and 17.6% of investment income, respectively. Other income decreased period-over-period due to a decrease in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the Years Ended December 31, 2022 and 2021
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
Expenses
The table below presents expenses for the following periods:

	For the Year Ended December 31,
($ in thousands)	2023	2022(1)	2021(1)
Interest expense	$129,772	$29,448	$—
Management fees	48,655	22,264	394
Incentive fees	20,664	3,945	—
Offering expenses	112	353	7
Professional fees	4,801	2,186	83
Directors' fees	905	1,053	83
Initial organization	—	—	381
Other general and administrative	3,993	2,518	35
Total expenses	$208,902	$61,767	$983
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

For the Years Ended December 31, 2023 and 2022
Total expenses increased to $208.9 million for the year ended December 31, 2023 from $61.8 million for the same period in the prior year primarily due to an increase in interest expense, management and incentive fees driven by an increase in the size of our portfolio. The increase in interest expense was driven by an increase in average daily borrowing to $1.6 billion from $0.5 billion, coupled with an increase in the average interest rate to 7.7% from 5.4%, period over period. As a percentage of total assets offering expenses, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent.
For the Years Ended December 31, 2022 and 2021
For the year ended December 31, 2022 total expenses were $61.8 million, primarily due to interest expense, incurred management fees, professional fees, and director’s fees as a result of ramping the portfolio. For the year ended December 31, 2021 total expenses were $983 thousand. We were initially capitalized on November 30, 2021 and commenced investing activities in January 2022. As a result, comparisons may not be meaningful.
Selected Financial Data
The table below sets forth our selected consolidated historical financial data for the years ended December 31, 2023, 2022, and 2021. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Form 10-K, and the remainder of this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

	For the Year Ended December 31,
($ in thousands, except per share amounts)	2023	2022	2021(1)
Consolidated Statement of Operations Data
Investment Income
Total Investment Income	$376,539	$97,453	$—
Expenses
Total Expenses	208,902	61,767	983
Net Investment Income (Loss) Before Taxes	167,637	35,686	(983)
Income tax expense (benefit), including excise tax expense (benefit)	506	61	—
Net Investment Income (Loss) After Taxes	167,131	35,625	(983)
Total Net Change in Unrealized Gain (Loss)	32,945	(13,577)	—
Total Net Realized Gain (Loss)	(747)	225	—
Net Increase (Decrease) in Net Assets Resulting from Operations	$199,329	$22,273	$(983)
Earnings (Loss) Per Share - Basic and Diluted	$1.96	$0.59	$(5.24)
Consolidated Balance Sheet Data
Cash	$64,899	$28,065	$44,830
Investments at fair value	3,807,639	2,464,534	—
Total Assets	3,913,786	2,513,832	44,953
Total Debt (net of unamortized debt issuance costs)	$2,025,308	$1,228,803	$—
Total Liabilities	2,096,207	1,289,254	935
Total Net Assets	$1,817,579	$1,224,578	$44,018
Net Asset Value Per Share	$15.32	$14.47	$14.67
Other Data:
Number of Portfolio Companies	90	65	—
Dividends declared per share	$1.10	$0.21	$—
Total return based on net asset value(2)	13.5%	—%	(2.2)%
Weighted average total yield of portfolio at fair value	12.0%	10.9%	—%
Weighted average total yield of portfolio at amortized cost	12.1%	10.8%	—%
Weighted average yield of debt and income producing securities at fair value	12.4%	11.5%	—%
Weighted average yield of debt and income producing securities at amortized cost	12.5%	11.4%	—%
Fair value of debt investments as a percentage of principal	98.7%	97.5%	—%
(1)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.
(2)Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share, if any, divided by the beginning NAV per share.

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
($ in thousands, except share and per share data)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Investment income	$77,481	$87,473	$99,009	$112,576
Net expenses	$43,046	$49,098	$54,779	$62,485
Net investment income (loss)	$34,435	$38,375	$44,230	$50,091
Net realized and unrealized gains (losses) on investments	$14,555	$(10,609)	$8,254	$19,998
Increase (decrease) in net assets resulting from operations	$48,990	$27,766	$52,484	$70,089
Net asset value per share as of the end of the quarter	$14.77	$14.83	$15.03	$15.32
Earnings (loss) per share - basic and diluted	$0.58	$0.29	$0.50	$0.59

	For the Three Months Ended
($ in thousands, except share and per share data)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Investment income	$2,169	$8,715	$30,798	$55,771
Net expenses	$3,535	$7,230	$18,893	$32,170
Net investment income (loss)	$(1,366)	$1,485	$11,905	$23,601
Net realized and unrealized gains (losses) on investments	$64	$(9,368)	$(1,067)	$(2,981)
Increase (decrease) in net assets resulting from operations	$(1,302)	$(7,883)	$10,838	$20,620
Net asset value per share as of the end of the quarter	$14.36	$14.08	$14.33	$14.47
Earnings (loss) per share - basic and diluted	$(0.16)	$(0.35)	$0.24	$0.28
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
For the years ended December 31, 2023 and 2022, we recorded U.S federal and state income tax expense/(benefit) of $506 thousand and $61 thousand, respectively, including U.S. federal excise tax expense/(benefit) of $513 thousand and $61 thousand, respectively.
Taxable Subsidiaries
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the year ended December 31, 2023, we recorded a net deferred tax expense/(benefit) of approximately $(7) thousand. For the year ended December 31, 2022, we did not record a net deferred tax expense/(benefit).
We recorded a net deferred tax asset of $4 thousand as of December 31, 2023, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. We did not record a net deferred tax asset (liability) for tax subsidiaries as of December 31, 2022.

Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Year Ended December 31,
($ in thousands)	2023	2022
Net change in unrealized gain (loss) on investments	$29,492	$(13,404)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	3,457	(173)
Income tax (provision) benefit	(4)	—
Net change in unrealized gain (loss)	$32,945	$(13,577)
For the Years Ended December 31, 2023 and 2022
For the year ended December 31, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments. The primary drivers of our portfolio’s unrealized gains were current market conditions, including credit spreads tightening across the broader market.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2023 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in thousands)
Picard Holdco, Inc.	$9,630
Affirm, Inc.	5,032
Minerva Holdco, Inc.	3,766
SailPoint Technologies Holdings, Inc.	2,587
Zendesk, Inc.	2,283
Computer Services, Inc. (dba CSI)	2,260
Anaplan, Inc.	1,947
Delta TopCo, Inc. (dba Infoblox, Inc.)	1,364
Securiti, Inc.	(1,404)
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	(6,128)
Remaining portfolio companies	8,155
Total	$29,492
For the Years Ended December 31, 2022 and 2021
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

The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2022 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in thousands)
Kaseya Inc.	$1,480
Delta TopCo, Inc. (dba Infoblox, Inc.)	1,341
Anaplan, Inc.	964
6Sense Insights, Inc.	(657)
Sovos Compliance, LLC	(1,149)
Barracuda Networks, Inc.	(1,282)
Dodge Construction Network, LLC	(1,358)
Affirm, Inc.	(3,756)
Minerva Holdco, Inc.	(4,482)
Help/Systems Holdings, Inc.	(4,765)
Remaining portfolio companies	260
Total	$(13,404)
Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following period were:

	For the Year Ended December 31,
($ in thousands)	2023	2022
Net realized gain (loss) on investments	$983	$128
Net realized gain (loss) on foreign currency transactions	(1,730)	97
Net realized gain (loss)	$(747)	$225
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, or issue debt securities. Additional financings could include unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2023 and December 31, 2022, the Company’s asset coverage was 188% and 196%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.90x-1.25x. For the year ended December 31, 2023, our weighted average cost of debt was 7.7%.
Cash as of December 31, 2023, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funds for long-term cash needs will come from unused net proceeds from financing activities and our capital commitments. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of December 31, 2023, we had $64.9 million in cash. During the year ended December 31, 2023, we used $1.2 billion in cash for operating activities, primarily as a result of funding portfolio investments of $1.4 billion. Cash provided by financing activities was $1.2 billion during the period, primarily from net borrowings on debt and proceeds from the issuance of common shares.

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
The Company delivered the capital call notices to investors during the following periods:

	For the Year Ended December 31, 2023
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
April 25, 2023	May 8, 2023	20,039,586	$299,992
September 13, 2023	September 26, 2023	13,123,039	199,995
Total		33,162,625	$499,987

	For the Year Ended December 31, 2022
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
January 28, 2022	February 11, 2022	8,710,668	$125,000
March 16, 2022	March 29, 2022	10,408,213	150,000
June 14, 2022	June 28, 2022	21,201,413	300,000
September 12, 2022	September 23, 2022	27,642,541	399,987
December 7, 2022	December 20, 2022	13,660,179	199,984
Total		81,623,015	$1,174,971

	For the Year Ended December 31, 2021
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
December 1, 2021	December 1, 2021	100	$2
December 16, 2021	December 30, 2021	3,000,000	45,000
Total		3,000,100	$45,002
Distributions
The table below reflects the distributions declared on shares of our common stock during the following periods:

	For the Year Ended December 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	May 15, 2023	$0.27
May 9, 2023	June 30, 2023	August 15, 2023	$0.24
August 8, 2023	September 29, 2023	November 15, 2023	$0.29
November 7, 2023	December 29, 2023	January 31, 2024	$0.30

	For the Year Ended December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.05
November 1, 2022	December 30, 2022	January 31, 2023	$0.16
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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following period:

	For the Year Ended December 31, 2023
Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 30, 2022	January 31, 2023	121,031
February 21, 2023	March 31, 2023	May 15, 2023	199,060
May 9, 2023	June 30, 2023	August 15, 2023	216,221
August 8, 2023	September 29, 2023	November 15, 2023	269,406

	For the Year Ended December 31, 2022
Date Declared	Record Date	Payment Date	Shares
August 2, 2022	September 30, 2022	November 15, 2022	33,272
Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$800,000	$800,000	$—	$797,454
Revolving Credit Facility	825,000	288,355	536,645	279,080
SPV Asset Facility I	625,000	330,000	84,826	321,387
SPV Asset Facility II	300,000	270,000	11,505	267,647
2023A Notes	75,000	75,000	—	74,144
Athena CLO II	288,000	288,000	—	285,596
Total Debt	$2,913,000	$2,051,355	$632,976	$2,025,308
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2023A Notes, and Athena CLO II are presented net of unamortized debt issuance costs of $2.5 million, $9.3 million, $8.6 million, $2.4 million, $0.9 million, and $2.4 million respectively.

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

The table below presents the components of interest expense for the following periods:

	For the Year Ended December 31,
($ in thousands)	2023	2022
Interest expense	$124,249	$26,622
Amortization of debt issuance costs	5,523	2,826
Total Interest Expense	$129,772	$29,448
Average interest rate	7.7%	5.4%
Average daily borrowings	$1,621,236	$485,816
Subscription Credit Facility
On February 18, 2022 we entered into a revolving credit facility (the “Subscription Credit Facility”) with Wells Fargo Bank, National Association as administrative agent and as the lender.
The maximum principal amount of the Subscription Credit Facility is $800.0 million (increased from $700.0 million to $800.0 million on December 16, 2022), subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting us to increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1.50 billion, if the existing or new lenders agree to commit to such increase. On January 4, 2023, we entered into an amendment to the Subscription Credit Facility, which (i) decreased the aggregate principal amount of outstanding swingline loans under the Subscription Credit Facility from $100.0 million to $50.0 million and (ii) decreased the letter of credit sublimit under the Subscription Credit Facility from 20% to 0% of the maximum commitment.
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
Revolving Credit Facility
On June 9, 2022, the Company entered into a Senior Secured Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On October 13, 2023 (the “Revolving Credit Facility First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date, convert a portion of the existing revolver availability into term loan availability and reduce the credit adjustment spread to 0.10% for all Loan tenors. The following describes the terms of the Revolving Credit Facility amended through October 13, 2023.
The Revolving Credit Facility is guaranteed by certain domestic subsidiaries of the Company in existence as of the Revolving Credit Facility First Amendment Date, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company thereafter (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of the Revolving Credit Facility First Amendment Date, the Revolving Credit Facility provides for (a) a term loan in an initial amount of $50.0 million and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in an initial amount of up to $775.0 million (the aggregate commitments under the Revolving Credit Facility increased from $625.0 million to $825.0 million on the Revolving Credit Facility First Amendment Date). The amount available for borrowing under the Revolving Credit Facility is reduced by any outstanding letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility First Amendment Date, the availability period with respect to the revolving credit facility under the Revolving Credit Facility will terminate on October 13, 2027 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on October 13, 2028 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum or (ii) the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. The Company will also pay a fee of 0.375% on daily undrawn amounts under the Revolving Credit Facility.
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
Promissory Note
On January 25, 2022, we as borrower, entered into a Loan Agreement (the “FIC Agreement”) with Owl Rock Feeder FIC LLC (“Feeder FIC”), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the “Promissory Notes”) to borrow up to an aggregate of $250.0 million from Feeder FIC. Under the FIC Agreement we could re-borrow any amount repaid; however, there was no funding commitment between Feeder FIC and us.
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
SPV Asset Facilities
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
From time to time, we expect to sell and contribute certain investments to Athena Funding I pursuant to a Sale and Contribution Agreement by and between us and Athena Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Athena Funding I, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Athena Funding I through our ownership of Athena Funding I. The initial maximum principal amount which may be borrowed under the Credit Facility is $625.0 million (increased from $600.0 million to $700.0 million on February 22, 2023, increased from $700.0 million to $800.0 million on August 15, 2023, increased from $800.0 million to $825.0 million on September 23, 2023 and decreased from $825.0 million to $625.0 million on December 13, 2023) which, subject to the satisfaction of certain conditions, may be increased to up to $1.00 billion. The availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding I’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
The SPV Asset Facility I provides for the ability to draw term loans and to draw and redraw revolving loans under the SPV Asset Facility I for a period of up to two years after the SPV Asset Facility I Closing Date. Unless otherwise terminated, the SPV Asset Facility I will mature on July 15, 2032 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by Athena Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, Athena Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding I subject to payment of a premium for a period of time.
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
From time to time, we expect to sell and contribute certain investments to Athena Funding II pursuant to a Purchase and Sale Agreement by and between us and Athena Funding II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by Athena Funding II, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Athena Funding II through our ownership of Athena Funding II. The maximum principal amount of the SPV Asset Facility II is $300.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding II’s assets from time to time, an advance rate and concentration limitations, and satisfaction of certain conditions, including collateral quality tests.
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
CLO
Athena CLO II
On December 13, 2023 (the “Athena CLO II Closing Date”), we completed a $475.3 million term debt securitization transaction (the “Athena CLO II Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the Athena CLO II Transaction and the secured loan borrowed in the Athena CLO II Transaction were issued and incurred, as applicable, by our consolidated subsidiary Athena CLO II, LLC, a limited liability organized under the laws of the State of Delaware (the “Athena CLO II Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the Athena CLO II Issuer.
The Athena CLO II Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Athena CLO II Closing Date (the “Athena CLO II Indenture”), by and among the Athena CLO II Issuer and State Street Bank and Trust Company: (i) $40.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.85%, (ii) $16.5 million of AA(sf) Class B-1 Notes, which bear interest at three-month term SOFR plus 3.95%, (iii) $7.5 million of AA(sf) Class B-2 Notes, which bear interest at 7.25% and (iv) $24.0 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 4.95% (together, the “Athena CLO II Secured Notes”) and (B) the borrowing by the Athena CLO II Issuer of $200.0 million under floating rate Class A-L loans (the “Athena CLO II Class A-L Loans” and together with the Athena CLO II Secured Notes, the “Athena CLO II Debt”). The Class A-L Loans bear interest at three-month term SOFR plus 2.85%. The Class A-L Loans were borrowed under a credit agreement (the “Athena CLO II Class A-L Credit Agreement”), dated as of the Athena CLO II Closing Date, by and among the Athena CLO II Issuer, as borrower, a financial institution, as lender, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Athena CLO II Debt is secured by middle market loans, participation interests in middle market loans and other assets of the Athena CLO II Issuer. The Athena CLO II Debt is scheduled to mature on January 20, 2036. The Athena CLO II Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
Concurrently with the issuance of the Athena CLO II Secured Notes and the borrowing under the Athena CLO II Class A-L Loans, the Athena CLO II Issuer issued approximately $187.3 million of subordinated securities in the form of 187,300 preferred shares at an issue price of U.S.$1,000 per share (the “Athena CLO II Preferred Shares”). The Athena CLO II Preferred Shares were issued by the Athena CLO II Issuer as part of its issued share capital and are not secured by the collateral securing the Athena CLO II Debt. We purchased all of the Athena CLO II Preferred Shares. We act as retention holder in connection with the Athena CLO II Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such are required to retain a portion of the Athena CLO II Preferred Shares.
As part of the Athena CLO II Transaction, we entered into a loan sale agreement with the Athena CLO II Issuer dated as of the Athena CLO II Closing Date (the “Athena CLO II OTF II Loan Sale Agreement”), which provided for the contribution of approximately $83.9 million funded par amount of middle market loans from us to the Athena CLO II Issuer on the Athena CLO II Closing Date and for future sales from us to the Athena CLO II Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Athena CLO II Debt. The remainder of the initial portfolio assets securing the Athena CLO II Debt consisted of approximately $380.6 million funded par amount of middle market loans purchased by the Athena CLO II Issuer from Athena Funding I LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the Athena CLO II Closing Date between the Athena CLO II Issuer and Athena Funding I LLC (the “Athena CLO II Athena Funding I Loan Sale Agreement”). No gain or loss was recognized as a result of these sales and contributions. We and Athena Funding I each made customary representations, warranties, and covenants to the Athena CLO II Issuer under the applicable loan sale agreement.

Through January 20, 2028, a portion of the proceeds received by the Athena CLO II Issuer from the loans securing the Athena CLO II Secured Notes may be used by the Athena CLO II Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the Athena CLO II Issuer and in accordance with our investing strategy and ability to originate eligible middle market loans.
The Athena CLO II Debt is the secured obligation of the Athena CLO II Issuer, and the Athena CLO II Indenture and Athena CLO II Class A-L Credit Agreement each includes customary covenants and events of default. The Athena CLO II Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the Athena CLO II Issuer under a collateral management agreement dated as of the Athena CLO II Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated November 30, 2021, between the Adviser and us will be offset by the amount of the collateral management fee attributable to the Athena CLO II Issuer’s equity or notes owned by us.
Unsecured Notes
2023A Notes
On September 27, 2023, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $75.0 million in aggregate principal amount of Series 2023A Notes, due September 27, 2028, with a fixed interest rate of 8.50% per year (the “Series 2023A Notes”), to qualified institutional investors in a private placement. The Series 2023A Notes are guaranteed by OR Tech Lending II LLC, ORTF II FSI LLC and ORTF II BC 2 LLC, our subsidiaries.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents our outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	December 31, 2023	December 31, 2022
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$1,699	$10,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	246	9,652

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	2,408	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	762	1,515
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	3,820	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273	2,273
Anaplan, Inc.	First lien senior secured revolving loan	9,421	9,421
Appfire Technologies, LLC	First lien senior secured revolving loan	630	770
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	5,293	8,183
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured GBP delayed draw term loan	—	747
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	—	436
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	21,969	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	22,990	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	2,441	—
Avalara, Inc.	First lien senior secured revolving loan	10,455	10,455
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	2,866	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	4,103	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	2,715	5,322
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	5,037	6,716
Certinia, Inc.	First lien senior secured revolving loan	5,882	—
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	7,429	7,973
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	3,789	3,789
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	3,789	3,789
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	7,572	—
Coupa Holdings, LLC	First lien senior secured revolving loan	5,798	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11,959	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3,732	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	642	—
Entrata, Inc.	First lien senior secured revolving loan	5,128	—
Finastra USA, Inc.	First lien senior secured revolving loan	6,284	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	19,934
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	2,324	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,481	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	593	—
Grayshift, LLC	First lien senior secured revolving loan	5,806	5,806
Hyland Software, Inc.	First lien senior secured revolving loan	3,101	—
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	3,127	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,382	2,010
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	9,866	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	7,047	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	1,293	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	603	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	10,604	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	2,636	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,309	652
Juniper Square, Inc.	First lien senior secured revolving loan	2,250	2,250
Kaseya Inc.	First lien senior secured delayed draw term loan	4,437	4,725
Kaseya Inc.	First lien senior secured revolving loan	3,544	4,725
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	2,056	—
ManTech International Corporation	First lien senior secured delayed draw term loan	10,304	16,000
ManTech International Corporation	First lien senior secured revolving loan	8,600	8,600

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Natural Partners, LLC	First lien senior secured revolving loan	681	681
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	882	—
OneOncology LLC	First lien senior secured delayed draw term loan	2,976	—
OneOncology LLC	First lien senior secured revolving loan	1,587	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	13,352	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954	954
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	9,091	9,091
Rubrik, Inc.	First lien senior secured delayed draw term loan	5,876	1,857
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	13,075	13,075
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	2,445	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	1,886	2,572
Smarsh Inc.	First lien senior secured delayed draw term loan	3,238	3,238
Smarsh Inc.	First lien senior secured revolving loan	259	1,619
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	135	118
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	10	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	1,000	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	22,915	22,915
Zendesk, Inc.	First lien senior secured revolving loan	9,435	9,435
Total Unfunded Portfolio Company Commitments		$353,034	$224,510
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of December 31, 2023, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
As of December 31, 2023, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $2.4 billion undrawn), of which $54.0 million is from entities affiliated with or related to the Adviser (approximately $13.8 million undrawn). As of December 31, 2022, the Company had approximately $3.5 billion in total Capital Commitments from investors (approximately $2.3 billion undrawn), of which $50.5 million is from entities affiliated with or related to the Adviser (approximately $16.9 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At December 31, 2023, management was not aware of any pending or threatened litigation.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of December 31, 2023, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$800,000	$—	$800,000	$—	$—
Revolving Credit Facility	288,355	—	—	288,355	—
SPV Asset Facility I	330,000	—	—	—	330,000
SPV Asset Facility II	270,000	—	—	270,000	—
2023A Notes	75,000	—	—	75,000	—
Athena CLO II	288,000	—	—	—	288,000
Total Contractual Obligations	$2,051,355	$—	$800,000	$633,355	$618,000
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
Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, the Board designated the Adviser as the Company’s valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.

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
108

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
Financial and Derivative Instruments
Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy and complies with Rule 18f-4’s recordkeeping requirements.
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
Distributions
We have elected to be treated for U.S. federal income tax purposes, and qualify annually thereafter, as a RIC under Subchapter M of the Code. To maintain our tax treatment as a RIC, we must distribute (or be deemed to distribute) in each taxable year distribution for tax purposes equal to the sum of:
•90% of our investment company taxable income (which is generally our ordinary income plus the excess of realized short-term capital gains over realized net long-term capital losses), determined without regard to the deduction for dividends paid, for such taxable year; and
•90% of our net tax-exempt interest income (which is the excess of our gross tax-exempt interest income over certain disallowed deductions) for such taxable year.
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
109

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
To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, we generally must distribute to its shareholders, for each taxable year, at least 90% of our “investment company taxable income” for that year, which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses. In order for us not to be subject to U.S. federal excise taxes, we must distribute annually an amount at least equal to the sum of (i) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. We, at our discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2023. As applicable, our prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
Dividend
110

On February 21, 2024, the Board declared a distribution of 90% of estimated first quarter investment company taxable income, if any, for shareholders of record on March 29, 2024, payable on or before May 15, 2024.
Resignation of Director
On March 1, 2024, Alan Kirshenbaum submitted his resignation as a director of the Company. On March 4, 2024, the Board approved the acceptance of Mr. Kirshenbaum’s resignation and voted to reduce its size from seven to six directors.
Investor Capital Call
On February 29, 2024, we delivered a capital call drawdown notice to investors relating to the sale of approximately 15,994,882 shares of our common stock, par value $0.01 per share, for an aggregate offering price of $250 million. The sale is expected to close on or around March 13, 2024.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2023 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As of December 31, 2023, 98.4% of our debt investments based on fair value were floating rates. Additionally, the weighted average floating rate floor, based on fair value, of our debt investments was 0.8%. The Subscription Credit Facility and Revolving Credit Facility bear interest at variable interest rates with an interest rate floor of 0.0%.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate and there are no changes in our investment and borrowing structure:

111

($ in thousands)	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$99,508	$59,066	$40,442
Up 200 basis points	$66,339	$39,377	$26,962
Up 100 basis points	$33,169	$19,689	$13,480
Down 100 basis points	$(33,169)	$(19,689)	$(13,480)
Down 200 basis points	$(66,339)	$(39,377)	$(26,962)
Down 300 basis points	$(99,508)	$(59,066)	$(40,442)

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
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies profit margins.
112

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (KPMG LLP, New York, New York, PCAOB ID 185)	F-2

Consolidated Statements of Assets and Liabilities as of December 31, 2023 and 2022	F-3

Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and for the period from October 5, 2021 (inception) to December 31, 2021	F-4

Consolidated Schedules of Investments as of December 31, 2023 and 2022	F-5

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2023, 2022, and for the period from October 5, 2021 (inception) to December 31, 2021	F-24

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and for the period from October 5, 2021 (inception) to December 31, 2021	F-25

Notes to Consolidated Financial Statements	F-26

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Blue Owl Technology Finance Corp. II:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Blue Owl Technology Finance Corp. II and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the two-year period ended December 31, 2023 and for the period from October 5, 2021 (inception) to December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the years in the two year period ended December 31, 2023 and for the period from October 5, 2021 (inception) to December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2023, by correspondence with custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2021.
New York, New York
March 5, 2024

Blue Owl Technology Finance Corp. II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,673,336 and $2,447,946, respectively)	$3,695,692	$2,432,901
Non-controlled, affiliated investments (amortized cost of $112,461 and $31,683, respectively)	111,947	31,633
Total investments at fair value (amortized cost of $3,785,797 and $2,479,629, respectively)	3,807,639	2,464,534
Cash	64,899	28,065
Interest receivable	29,019	19,616
Dividend income receivable	11,821	173
Subscription receivable	—	880
Prepaid expenses and other assets	408	564
Total Assets	$3,913,786	$2,513,832
Liabilities
Debt (net of unamortized debt issuance costs of $26,047 and $17,589, respectively)	$2,025,308	$1,228,803
Management fee payable	13,179	8,986
Distribution payable	35,184	13,527
Incentive fee payable	7,661	2,622
Payables to affiliates	848	2,030
Payable for investments purchased	—	27,731
Accrued expenses and other liabilities	14,027	5,555
Total Liabilities	$2,096,207	$1,289,254
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 118,624,729 and 84,656,386 shares issued and outstanding, respectively	$1,186	$847
Additional paid-in-capital	1,729,540	1,218,582
Total accumulated undistributed earnings	86,853	5,149
Total Net Assets	1,817,579	1,224,578
Total Liabilities and Net Assets	$3,913,786	$2,513,832
Net Asset Value Per Share	$15.32	$14.47

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2023	2022	2021(1)
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$308,652	$72,318	$—
Payment-in-kind interest income	20,569	4,361	—
Dividend income	13,251	—	—
Payment-in-kind dividend income	29,426	17,151	—
Other income	2,441	3,557	—
Total investment income from non-controlled, non-affiliated investments	374,339	97,387	—
Investment income from non-controlled, affiliated investments:
Interest income	254	—	—
Payment-in-kind interest income	305	—	—
Dividend income	1,641	66	—
Total investment income from non-controlled, affiliated investments	2,200	66	—
Total Investment Income	376,539	97,453	—
Expenses
Interest expense	$129,772	$29,448	$—
Management fees	48,655	22,264	394
Incentive fees	20,664	3,945	—
Offering expenses	112	353	7
Professional fees	4,801	2,186	83
Directors' fees	905	1,053	83
Initial organization	—	—	381
Other general and administrative	3,993	2,518	35
Total Expenses	208,902	61,767	983
Net Investment Income (Loss) Before Taxes	167,637	35,686	(983)
Income tax expense (benefit), including excise tax expense (benefit)	506	61	—
Net Investment Income (Loss) After Taxes	167,131	35,625	(983)
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$28,346	$(13,404)	$—
Non-controlled, affiliated investments	1,146	—	—
Translation of assets and liabilities in foreign currencies	3,457	(173)	—
Income tax (provision) benefit	(4)	—	—
Total Net Change in Unrealized Gain (Loss)	32,945	(13,577)	—
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$983	$128	$—
Foreign currency transactions	(1,730)	97	—
Total Net Realized Gain (Loss)	(747)	225	—
Total Net Realized and Change in Unrealized Gain (Loss)	$32,198	$(13,352)	$—
Net Increase (Decrease) in Net Assets Resulting from Operations	$199,329	$22,273	$(983)
Earnings (Loss) Per Share - Basic and Diluted	$1.96	$0.59	$(5.24)
Weighted Average Shares Outstanding - Basic and Diluted	101,564,882	37,548,440	187,600
(1)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(6)(16)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
ManTech International Corporation(8)	First lien senior secured loan	S +	5.75%	9/2029	$66,854	$65,683	$66,351	3.8%
ManTech International Corporation(8)(13)(15)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	5,668	5,484	5,625	0.3%
ManTech International Corporation(13)(14)	First lien senior secured revolving loan	S +	5.75%	9/2028	—	(135)	(65)	—%
						71,032	71,911	4.1%
Application Software
Anaplan, Inc.(8)	First lien senior secured loan	S +	6.50%	6/2029	130,890	129,804	130,890	7.3%
Anaplan, Inc.(13)(14)	First lien senior secured revolving loan	S +	6.50%	6/2028	—	(70)	—	—%
Armstrong Bidco Limited (dba The Access Group)(11)(20)	First lien senior secured GBP term loan	SA +	5.25%	6/2029	£5,314	6,401	6,724	0.4%
Armstrong Bidco Limited (dba The Access Group)(11)(15)(20)	First lien senior secured GBP delayed draw term loan	SA +	5.25%	6/2025	£2,773	3,339	3,508	0.2%
Avalara, Inc.(8)	First lien senior secured loan	S +	7.25%	10/2028	104,545	103,224	104,023	5.7%
Avalara, Inc.(13)(14)	First lien senior secured revolving loan	S +	7.25%	10/2028	—	(125)	(52)	—%
Community Brands ParentCo, LLC(7)	First lien senior secured loan	S +	5.50%	2/2028	12,527	12,344	12,402	0.7%
Community Brands ParentCo, LLC(13)(14)(15)	First lien senior secured delayed draw term loan	S +	5.50%	2/2024	—	(10)	—	—%
Community Brands ParentCo, LLC(13)(14)	First lien senior secured revolving loan	S +	5.50%	2/2028	—	(10)	(8)	—%
Coupa Holdings, LLC(7)	First lien senior secured loan	S +	7.50%	2/2030	84,811	82,823	83,115	4.6%
Coupa Holdings, LLC(13)(14)(15)	First lien senior secured delayed draw term loan	S +	7.50%	8/2024	—	(83)	(57)	—%
Coupa Holdings, LLC(13)(14)	First lien senior secured revolving loan	S +	7.50%	2/2029	—	(125)	(116)	—%
Fullsteam Operations, LLC(8)	First lien senior secured loan	S +	8.25%	11/2029	10,593	10,278	10,275	0.6%
Fullsteam Operations, LLC(8)(13)(15)	First lien senior secured delayed draw term loan	S +	8.25%	5/2025	1,009	945	944	0.1%
Fullsteam Operations, LLC(13)(14)(15)	First lien senior secured delayed draw term loan	S +	8.25%	11/2025	—	(22)	(22)	—%
Fullsteam Operations, LLC(13)(14)	First lien senior secured revolving loan	S +	8.25%	11/2029	—	(17)	(18)	—%
Grayshift, LLC(7)(20)	First lien senior secured loan	S +	8.00%	7/2028	112,931	111,437	111,237	6.1%
Grayshift, LLC(13)(14)(20)	First lien senior secured revolving loan	S +	8.00%	7/2028	—	(43)	(87)	—%
Quartz Acquireco, LLC (dba Qualtrics)(7)	First lien senior secured loan	S +	3.50%	6/2030	4,988	4,942	4,950	0.3%
Zendesk, Inc.(8)	First lien senior secured loan	S +	6.25% (3.25% PIK)	11/2028	94,047	92,441	92,871	5.1%
Zendesk, Inc.(13)(14)(15)	First lien senior secured delayed draw term loan	S +	6.25%	11/2024	—	(695)	(57)	—%
Zendesk, Inc.(13)(14)	First lien senior secured revolving loan	S +	6.25%	11/2028	—	(154)	(118)	—%
						556,624	560,404	31.1%
Banks

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(6)(16)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Finastra USA, Inc.(9)(20)	First lien senior secured loan	S +	7.25%	9/2029	82,382	81,558	81,558	4.6%
Finastra USA, Inc.(7)(13)(20)	First lien senior secured revolving loan	S +	7.25%	9/2029	2,262	2,176	2,176	0.1%
						83,734	83,734	4.7%
Beverages
Innovation Ventures HoldCo, LLC(7)	First lien senior secured loan	S +	6.25%	3/2027	10,000	9,872	9,875	0.5%
						9,872	9,875	0.5%
Building products
EET Buyer, Inc. (dba e-Emphasys)(8)	First lien senior secured loan	S +	6.50%	11/2027	9,602	9,475	9,602	0.5%
EET Buyer, Inc. (dba e-Emphasys)(9)(13)	First lien senior secured revolving loan	S +	6.50%	11/2027	160	150	160	—%
						9,625	9,762	0.5%
Commercial Services & Supplies
SimpliSafe Holding Corporation(7)	First lien senior secured loan	S +	6.25%	5/2028	20,267	19,969	20,065	1.1%
SimpliSafe Holding Corporation(7)(13)(15)	First lien senior secured delayed draw term loan	S +	6.25%	5/2024	682	658	676	—%
						20,627	20,741	1.1%
Construction & Engineering
Dodge Construction Network LLC(5)(8)	First lien senior secured loan	S +	4.75%	2/2029	9,850	9,734	7,584	0.4%
						9,734	7,584	0.4%
Consumer Finance
Affirm, Inc.(5)(20)(21)	Senior convertible notes	N/A		11/2026	25,000	19,180	20,455	1.1%
						19,180	20,455	1.1%
Diversified Consumer Services
Sophia, L.P.(5)(7)	First lien senior secured loan	S +	4.25%	10/2027	9,850	9,778	9,826	0.5%
						9,778	9,826	0.5%
Diversified Financial Services
BTRS Holdings Inc. (dba Billtrust)(8)	First lien senior secured loan	S +	8.00%	12/2028	62,962	61,250	62,017	3.4%
BTRS Holdings Inc. (dba Billtrust)(8)(13)(15)	First lien senior secured delayed draw term loan	S +	8.00%	12/2024	2,607	2,607	2,527	0.1%
BTRS Holdings Inc. (dba Billtrust)(8)(13)	First lien senior secured revolving loan	S +	7.25%	12/2028	1,679	1,513	1,578	0.1%
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S +	6.75%	11/2029	124,063	121,840	124,063	6.8%
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S +	6.00%	11/2029	20,883	20,675	20,674	1.1%
Hg Genesis 9 SumoCo Limited(10)(20)	Unsecured EUR facility	E +	7.00% PIK	3/2027	€46,773	51,217	51,668	2.8%
Juniper Square, Inc.(8)	First lien senior secured loan	S +	9.50% (4.75% PIK)	12/2026	37,384	36,575	36,636	2.0%
Juniper Square, Inc.(13)(14)	First lien senior secured revolving loan	S +	8.50%	12/2026	—	(34)	(45)	—%
Smarsh Inc.(8)	First lien senior secured loan	S +	5.75%	2/2029	25,905	25,704	25,840	1.4%
Smarsh Inc.(8)(13)(15)	First lien senior secured delayed draw term loan	S +	5.75%	2/2024	3,238	3,188	3,230	0.2%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(6)(16)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Smarsh Inc.(13)(14)	First lien senior secured revolving loan	S +	5.75%	2/2029	—	(2)	(1)	—%
						324,533	328,187	17.9%
Diversified Support Services
CoreTrust Purchasing Group LLC(7)	First lien senior secured loan	S +	6.75%	10/2029	25,761	25,313	25,503	1.4%
CoreTrust Purchasing Group LLC(13)(14)(15)	First lien senior secured delayed draw term loan	S +	6.75%	9/2024	—	(16)	—	—%
CoreTrust Purchasing Group LLC(13)(14)	First lien senior secured revolving loan	S +	6.75%	10/2029	—	(56)	(38)	—%
						25,241	25,465	1.4%
Electrical Equipment
BCPE Watson (DE) ORML, LP(9)(20)(23)	First lien senior secured loan	S +	6.50%	7/2028	125,000	123,994	124,375	6.9%
						123,994	124,375	6.9%
Food & Staples Retailing
Circana Group, L.P. (fka The NPD Group, L.P.)(7)	First lien senior secured loan	S +	6.25% (2.75% PIK)	12/2028	144,986	142,548	143,536	7.9%
Circana Group, L.P. (fka The NPD Group, L.P.)(7)(13)	First lien senior secured revolving loan	S +	5.75%	12/2027	1,631	1,498	1,540	0.1%
						144,046	145,076	8.0%
Health Care Equipment & Supplies
PerkinElmer U.S. LLC(7)	First lien senior secured loan	S +	6.75%	3/2029	45,441	44,621	45,441	2.5%
						44,621	45,441	2.5%
Health Care Providers & Services
Covetrus, Inc.(8)	Second lien senior secured loan	S +	9.25%	10/2030	75,000	73,608	74,813	4.1%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(7)	First lien senior secured loan	S +	5.50%	3/2025	9,956	9,956	9,931	0.6%
Engage Debtco Limited(8)(20)	First lien senior secured loan	S +	5.75% (2.25% PIK)	7/2029	20,128	19,712	19,776	1.1%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(9)	First lien senior secured loan	S +	6.25%	12/2029	21,635	21,209	21,206	1.2%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(9)(13)	First lien senior secured revolving loan	S +	6.25%	12/2029	881	824	823	—%
Natural Partners, LLC(8)(20)	First lien senior secured loan	S +	4.50%	11/2027	9,150	9,017	9,105	0.5%
Natural Partners, LLC(13)(14)(20)	First lien senior secured revolving loan	S +	4.50%	11/2027	—	(9)	(3)	—%
OneOncology LLC(8)	First lien senior secured loan	S +	6.25%	6/2030	7,917	7,804	7,877	0.4%
OneOncology LLC(13)(14)(15)	First lien senior secured delayed draw term loan	S +	6.25%	12/2024	—	(17)	—	—%
OneOncology LLC(13)(14)	First lien senior secured revolving loan	S +	6.25%	6/2029	—	(22)	(8)	—%
PetVet Care Centers, LLC(7)	First lien senior secured loan	S +	6.00%	11/2030	39,250	38,863	38,838	2.1%
PetVet Care Centers, LLC(13)(14)(15)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(25)	(3)	—%
PetVet Care Centers, LLC(13)(14)	First lien senior secured revolving loan	S +	6.00%	11/2029	—	(57)	(56)	—%
TC Holdings, LLC (dba TrialCard)(8)	First lien senior secured loan	S +	5.00%	4/2027	8,795	8,733	8,795	0.5%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(6)(16)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

TC Holdings, LLC (dba TrialCard)(13)(14)	First lien senior secured revolving loan	S +	5.00%	4/2027	—	(7)	—	—%
Vermont Aus Pty Ltd(8)(20)	First lien senior secured loan	S +	5.50%	3/2028	9,825	9,639	9,727	0.5%
						199,228	200,821	11.0%
Health Care Technology
Athenahealth Group Inc.(5)(7)	First lien senior secured loan	S +	3.25%	2/2029	3,520	3,262	3,501	0.2%
Color Intermediate, LLC(8)	First lien senior secured loan	S +	5.50%	10/2029	48,394	47,535	47,910	2.6%
Greenway Health, LLC(9)	First lien senior secured loan	S +	6.75%	4/2029	10,300	9,993	9,991	0.5%
Hyland Software, Inc.(7)	First lien senior secured loan	S +	6.00%	9/2030	65,438	64,484	64,456	3.5%
Hyland Software, Inc.(13)(14)	First lien senior secured revolving loan	S +	6.00%	9/2029	—	(44)	(47)	—%
Iconic IMO Merger Sub, Inc.(8)	First lien senior secured loan	S +	6.00%	5/2029	20,585	20,247	20,482	1.1%
Iconic IMO Merger Sub, Inc.(9)(13)(15)	First lien senior secured delayed draw term loan	S +	6.00%	5/2024	1,825	1,770	1,816	0.1%
Iconic IMO Merger Sub, Inc.(8)(13)	First lien senior secured revolving loan	S +	6.00%	5/2028	99	63	87	—%
Imprivata, Inc.(8)	Second lien senior secured loan	S +	6.25%	12/2028	17,647	17,470	17,647	1.0%
Indikami Bidco, LLC (dba IntegriChain)(7)	First lien senior secured loan	S +	6.00%	12/2030	56,374	55,110	55,106	3.0%
Indikami Bidco, LLC (dba IntegriChain)(13)(14)(15)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	—	(80)	(62)	—%
Indikami Bidco, LLC (dba IntegriChain)(13)(14)	First lien senior secured revolving loan	S +	6.00%	6/2030	—	(158)	(159)	—%
Interoperability Bidco, Inc. (dba Lyniate)(8)	First lien senior secured loan	S +	7.00%	12/2026	28,193	28,074	27,771	1.6%
Interoperability Bidco, Inc. (dba Lyniate)(8)(13)	First lien senior secured revolving loan	S +	7.00%	12/2024	948	937	914	0.1%
Neptune Holdings, Inc. (dba NexTech)(9)	First lien senior secured loan	S +	6.00%	8/2030	6,618	6,459	6,452	0.4%
Neptune Holdings, Inc. (dba NexTech)(13)(14)	First lien senior secured revolving loan	S +	6.00%	8/2029	—	(21)	(22)	—%
PointClickCare Technologies, Inc.(8)(20)	First lien senior secured loan	S +	4.00%	12/2027	9,825	9,717	9,825	0.5%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(5)(7)	First lien senior secured loan	S +	3.25%	3/2028	11,748	11,293	11,727	0.6%
						276,111	277,395	15.2%
Insurance
AmeriLife Holdings LLC(7)	First lien senior secured loan	S +	5.75%	8/2029	18,000	17,695	17,910	1.0%
AmeriLife Holdings LLC(8)(13)(15)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	3,751	3,682	3,732	0.2%
AmeriLife Holdings LLC(13)(14)(15)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	—	(37)	—	—%
AmeriLife Holdings LLC(13)(14)	First lien senior secured revolving loan	S +	5.75%	8/2028	—	(35)	(11)	—%
Asurion, LLC(5)(7)	First lien senior secured loan	S +	4.25%	8/2028	18,624	17,839	18,535	1.0%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(8)	First lien senior secured loan	S +	7.50%	3/2029	37,324	36,433	36,764	2.0%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(13)(14)	First lien senior secured revolving loan	S +	7.50%	3/2029	—	(82)	(56)	—%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(6)(16)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Integrated Specialty Coverages, LLC(8)	First lien senior secured loan	S +	6.00%	7/2030	5,603	5,523	5,519	0.3%
Integrated Specialty Coverages, LLC(13)(14)(15)	First lien senior secured delayed draw term loan	S +	6.00%	1/2024	—	(8)	(3)	—%
Integrated Specialty Coverages, LLC(13)(14)	First lien senior secured revolving loan	S +	6.00%	7/2029	—	(8)	(9)	—%
Integrity Marketing Acquisition, LLC(8)	First lien senior secured loan	S +	5.86%	8/2026	30,678	30,601	30,678	1.7%
Integrity Marketing Acquisition, LLC(8)(13)(15)	First lien senior secured delayed draw term loan	S +	6.00%	2/2025	796	742	796	—%
Integrity Marketing Acquisition, LLC(13)(14)	First lien senior secured revolving loan	S +	6.50%	8/2026	—	(11)	—	—%
						112,334	113,855	6.2%
IT Services
Kaseya Inc.(8)	First lien senior secured loan	S +	6.25% (2.50% PIK)	6/2029	78,718	77,386	78,521	4.3%
Kaseya Inc.(8)(13)(15)	First lien senior secured delayed draw term loan	S +	6.25% (2.50% PIK)	6/2024	291	251	290	—%
Kaseya Inc.(7)(13)	First lien senior secured revolving loan	S +	5.50%	6/2029	1,194	1,120	1,182	0.1%
						78,757	79,993	4.4%
Life Sciences Tools & Services
Bamboo US BidCo LLC(8)	First lien senior secured loan	S +	6.75% (3.38% PIK)	9/2030	19,692	19,116	19,102	1.1%
Bamboo US BidCo LLC(10)	First lien senior secured EUR term loan	E +	6.75% (3.38% PIK)	9/2030	€12,252	12,593	13,128	0.7%
Bamboo US BidCo LLC(7)(13)(15)	First lien senior secured delayed draw term loan	S +	6.75% (3.38% PIK)	3/2025	211	164	162	—%
Bamboo US BidCo LLC(13)(14)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(118)	(123)	—%
Bracket Intermediate Holding Corp.(5)(8)	First lien senior secured loan	S +	5.00%	5/2028	34,825	33,890	34,773	1.9%
						65,645	67,042	3.7%
Pharmaceuticals
Foundation Consumer Brands, LLC(8)	First lien senior secured loan	S +	6.25%	2/2027	17,567	17,316	17,567	0.9%
Pacific BidCo Inc.(9)(20)	First lien senior secured loan	S +	5.75% (3.11% PIK)	8/2029	8,733	8,550	8,646	0.5%
Pacific BidCo Inc.(13)(14)(15)(20)	First lien senior secured delayed draw term loan	S +	5.75%	8/2025	—	(10)	—	—%
XRL 1 LLC (dba XOMA)(12)	First lien senior secured loan		9.88%	12/2038	13,000	12,725	12,708	0.7%
XRL 1 LLC (dba XOMA)(12)(13)(14)	First lien senior secured delayed draw term loan		9.88%	12/2038	—	(15)	(23)	—%
						38,566	38,898	2.1%
Professional Services
Certinia, Inc.(9)	First lien senior secured loan	S +	7.25%	8/2029	44,118	43,285	43,235	2.4%
Certinia, Inc.(13)(14)	First lien senior secured revolving loan	S +	7.25%	8/2029	—	(110)	(118)	—%
Proofpoint, Inc.(5)(7)	First lien senior secured loan	S +	3.25%	8/2028	3,199	3,106	3,196	0.2%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(6)(16)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Sensor Technology Topco, Inc. (dba Humanetics)(8)	First lien senior secured loan	S +	7.00% (2.00% PIK)	5/2026	62,791	62,411	62,634	3.4%
Sensor Technology Topco, Inc. (dba Humanetics)(10)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	5/2026	€11,318	12,220	12,471	0.7%
Sensor Technology Topco, Inc. (dba Humanetics)(8)(13)	First lien senior secured revolving loan	S +	6.50%	5/2026	3,094	3,061	3,080	0.2%
Sovos Compliance, LLC(5)(7)	First lien senior secured loan	S +	4.50%	8/2028	19,551	19,184	19,283	1.1%
						143,157	143,781	8.0%
Real Estate Management & Development
Entrata, Inc.(7)	First lien senior secured loan	S +	6.00%	7/2030	44,872	44,217	44,199	2.4%
Entrata, Inc.(13)(14)	First lien senior secured revolving loan	S +	6.00%	7/2028	—	(70)	(77)	—%
						44,147	44,122	2.4%
Systems Software
Activate Holdings (US) Corp. (dba Absolute Software)(8)(20)	First lien senior secured loan	S +	6.75%	7/2030	39,640	38,587	38,649	2.1%
Activate Holdings (US) Corp. (dba Absolute Software)(8)(13)(20)	First lien senior secured revolving loan	S +	6.75%	7/2030	602	524	527	—%
Appfire Technologies, LLC(8)	First lien senior secured loan	S +	5.50%	3/2027	3,859	3,837	3,840	0.2%
Appfire Technologies, LLC(13)(14)(15)	First lien senior secured delayed draw term loan	S +	5.50%	6/2024	—	(49)	—	—%
Appfire Technologies, LLC(8)(13)	First lien senior secured revolving loan	S +	5.50%	3/2027	187	178	183	—%
Barracuda Networks, Inc.(5)(8)	First lien senior secured loan	S +	4.50%	8/2029	44,550	43,424	43,383	2.4%
Barracuda Networks, Inc.(8)	Second lien senior secured loan	S +	7.00%	8/2030	55,875	54,385	52,523	2.9%
ConnectWise, LLC(5)(8)	First lien senior secured loan	S +	3.50%	9/2028	3,089	2,997	3,078	0.2%
Crewline Buyer, Inc. (dba New Relic)(8)	First lien senior secured loan	S +	6.75%	11/2030	114,805	113,107	113,083	6.2%
Crewline Buyer, Inc. (dba New Relic)(13)(14)	First lien senior secured revolving loan	S +	6.75%	11/2030	—	(176)	(179)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(8)	Second lien senior secured loan	S +	7.25%	12/2028	24,464	21,758	24,463	1.3%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(8)	Second lien senior secured loan	S +	6.75%	11/2027	20,000	19,803	17,350	1.0%
Oranje Holdco, Inc. (dba KnowBe4)(8)	First lien senior secured loan	S +	7.50%	2/2029	106,818	105,334	105,750	5.8%
Oranje Holdco, Inc. (dba KnowBe4)(13)(14)	First lien senior secured revolving loan	S +	7.75%	2/2029	—	(170)	(134)	—%
Ping Identity Holding Corp.(7)	First lien senior secured loan	S +	7.00%	10/2029	90,909	89,723	90,455	5.0%
Ping Identity Holding Corp.(13)(14)	First lien senior secured revolving loan	S +	7.00%	10/2028	—	(109)	(45)	—%
Rubrik, Inc.(8)	First lien senior secured loan	S +	7.00%	8/2028	46,771	46,190	46,303	2.5%
Rubrik, Inc.(8)(13)	First lien senior secured delayed draw term loan	S +	7.00%	8/2028	660	600	595	—%
SailPoint Technologies Holdings, Inc.(7)	First lien senior secured loan	S +	6.00%	8/2029	136,920	134,464	135,893	7.5%
SailPoint Technologies Holdings, Inc.(13)(14)	First lien senior secured revolving loan	S +	6.00%	8/2028	—	(201)	(98)	—%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(6)(16)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Securonix, Inc.(8)	First lien senior secured loan	S +	6.00%	4/2028	19,774	19,625	18,538	1.0%
Securonix, Inc.(13)(14)	First lien senior secured revolving loan	S +	6.00%	4/2028	—	(25)	(222)	—%
Sitecore Holding III A/S(10)	First lien senior secured EUR term loan	E +	7.75% (6.29% PIK)	3/2029	€61,542	64,371	67,472	3.7%
Sitecore Holding III A/S(9)	First lien senior secured loan	S +	7.75% (7.07% PIK)	3/2029	10,475	10,397	10,396	0.6%
Sitecore USA, Inc.(9)	First lien senior secured loan	S +	7.75% (7.07% PIK)	3/2029	63,151	62,683	62,677	3.4%
Sophos Holdings, LLC(5)(7)(20)	First lien senior secured loan	S +	3.50%	3/2027	14,770	14,325	14,790	0.8%
Talon MidCo 2 Limited (dba Tufin)(8)(20)	First lien senior secured loan	S +	7.69%	8/2028	28,420	27,977	28,064	1.5%
Talon MidCo 2 Limited (dba Tufin)(8)(20)	First lien senior secured loan	S +	7.69%	8/2028	2,058	2,017	2,032	0.1%
Talon MidCo 2 Limited (dba Tufin)(13)(14)(15)(20)	First lien senior secured delayed draw term loan	S +	7.69%	8/2024	—	—	(2)	—%
Talon MidCo 2 Limited (dba Tufin)(13)(14)(20)	First lien senior secured revolving loan	S +	7.00%	8/2028	—	(21)	(17)	—%
						875,555	879,347	48.2%
Total non-controlled/non-affiliated portfolio company debt investments						$3,286,141	$3,308,090	181.9%

Equity Investments
Application Software
6Sense Insights, Inc.(18)(21)	Series E-1 Preferred Stock	N/A		N/A	316,128	10,001	8,364	0.5%
Project Alpine Co-Invest Fund, L.P.(18)(20)(21)	LP Interest	N/A		N/A	$9,695	9,695	11,450	0.6%
Zoro TopCo, L.P.(18)(21)	Class A Common Units	N/A		N/A	1,051,383	10,514	11,447	0.6%
Zoro TopCo, Inc.(12)(18)	Series A Preferred Stock		12.50% PIK	N/A	12,617	13,613	13,818	0.8%
						43,823	45,079	2.5%
Capital Markets
Acorns Grow Incorporated(12)(17)(18)(20)	Series F Preferred Stock		5.00% PIK	N/A	572,135	10,985	10,502	0.6%
						10,985	10,502	0.6%
Diversified Financial Services
Amergin Asset Management, LLC(18)(20)(21)	Class A Units	N/A		N/A	50,000,000	—	—	—%
Juniper Square, Inc.(18)(21)	Warrants	N/A		N/A	40,984	238	214	—%
						238	214	—%
Health Care Technology
BEHP Co-Investor II, L.P.(18)(20)(21)	LP Interest	N/A		N/A	$1,270	1,266	1,278	0.1%
Orange Blossom Parent, Inc.(18)(21)	Common Stock	N/A		N/A	16,667	1,667	1,664	0.1%
Minerva Holdco, Inc.(12)(18)	Series A Preferred Stock		10.75% PIK	N/A	50,000	58,753	57,797	3.2%
WP Irving Co-Invest, L.P.(18)(20)(21)	Partnership Units	N/A		N/A	1,250,000	1,250	1,258	0.1%
						62,936	61,997	3.5%
Health Care Providers & Services

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(6)(16)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(15)(18)(21)	Class A Interest	N/A		N/A	159	1,585	1,585	0.1%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(12)(18)	Series A Preferred Stock		15.00% PIK	N/A	4,419	4,332	4,331	0.2%
						5,917	5,916	0.3%
Insurance
Accelerate Topco Holdings, LLC(18)(21)	Common Units	N/A		N/A	12,822	354	417	—%
						354	417	—%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(12)(18)	Perpetual Preferred Stock		11.75% PIK	N/A	62,500	68,887	70,035	3.9%
						68,887	70,035	3.9%
Pharmaceuticals
XOMA Corporation(18)(21)	Warrants	N/A		N/A	12,000	82	82	—%
						82	82	—%
Real Estate Management & Development
Vestwell Holdings, Inc.(18)(21)	Series D Preferred Stock	N/A		N/A	152,175	3,000	3,000	0.2%
						3,000	3,000	0.2%
Systems Software
Axonius, Inc.(17)(18)(21)	Series E Preferred Stock	N/A		N/A	1,733,274	10,033	8,775	0.5%
Elliott Alto Co-Investor Aggregator L.P.(18)(20)(21)	LP Interest	N/A		N/A	13,060	13,137	13,107	0.7%
Halo Parent Newco, LLC(12)(18)	Class H PIK Preferred Equity		11.00% PIK	N/A	40,000	46,643	38,202	2.1%
Picard Holdco, Inc.(8)(18)	Series A Preferred Stock	S +	12.00%	N/A	88,080	93,099	102,546	5.6%
Project Hotel California Co-Invest Fund, L.P.(18)(20)(21)	LP Interest	N/A		N/A	$8,061	8,061	9,134	0.5%
Securiti, Inc.(18)(21)	Series C Preferred Shares	N/A		N/A	2,525,571	20,000	18,596	1.0%
						190,973	190,360	10.4%
Total non-controlled/non-affiliated portfolio company equity investments						$387,195	$387,602	21.4%
Total non-controlled/non-affiliated portfolio company investments						$3,673,336	$3,695,692	203.3%

Non-controlled/affiliated portfolio company investments
Debt Investments
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(12)(19)(20)	First lien senior secured loan		12.00% PIK	7/2030	$8,784	8,784	8,784	0.4%
AAM Series 2.1 Aviation Feeder, LLC(12)(19)(20)	First lien senior secured loan		12.00% PIK	11/2030	$10,438	10,437	10,437	0.7%
						19,221	19,221	1.1%
Insurance
Coherent Group Inc.(17)(19)(20)	Convertible notes	N/A		12/2024	$1,700	1,700	1,700	0.1%
						1,700	1,700	0.1%
Total non-controlled/affiliated portfolio company debt investments						$20,921	$20,921	1.2%
Equity Investments

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(6)(16)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Diversified Financial Services
AAM Series 2.1 Aviation Feeder, LLC(13)(18)(19)(20)(21)	LLC Interest	N/A	N/A	$6,824	6,824	7,001	0.4%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(13)(18)(19)(20)(21)	LLC Interest	N/A	N/A	$5,795	5,795	5,625	0.3%
					12,619	12,626	0.7%
Insurance
Coherent Group Inc.(17)(18)(19)(20)(21)	Series B Preferred Shares	N/A	N/A	323,095	16,013	14,504	0.8%
Fifth Season Investments LLC(18)(19)(23)	Class A Units	N/A	N/A	8	43,904	43,908	2.4%
					59,917	58,412	3.2%
Pharmaceuticals
LSI Financing 1 DAC(18)(19)(20)	Preferred Equity	N/A	N/A	$18,950	19,004	19,988	1.1%
					19,004	19,988	1.1%
Total non-controlled/affiliated portfolio company equity investments					$91,540	$91,026	5.0%
Total non-controlled/affiliated portfolio company investments					$112,461	$111,947	6.2%
Total Investments					$3,785,797	$3,807,639	209.5%
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)The amortized cost represents the original cost adjusted for the amortization and accretion of premiums and discounts, as applicable, on debt investments using the effective interest method.
(3)As of December 31, 2023, the net estimated unrealized gain for U.S. federal income tax purposes was $63.7 million based on a tax cost basis of $3.7 billion. As of December 31, 2023, there was no estimated aggregate gross unrealized loss for U.S. federal income tax purposes and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $63.7 million.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Level 2 investment.
(6)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate ( “SOFR” or “S,” which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include three- or six-month EURIBOR), SONIA (“SONIA” or “SA”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(7)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2023 was 5.35%.
(8)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2023 was 5.33%.
(9)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2023 was 5.16%.
(10)The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2023 was 3.91%.
(11)The interest rate on this loan is subject to SONIA, which as of December 31, 2023 was 5.19%.
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
(17)Not a co-investment made with the Company’s affiliates
(18)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2023, the aggregate fair value of these securities is $478.6 million or 26.3% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January 20, 2022
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 01, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 01, 2022
Accelerate Topco Holdings, LLC	Common Units	September 01, 2022
Acorns Grow Incorporated	Series F Preferred Stock	March 08, 2022
Amergin Asset Management, LLC	Class A Units	July 01, 2022
Axonius, Inc.	Series E Preferred Stock	March 11, 2022
BEHP Co-Investor II, L.P.	LP Interest	May 06, 2022
Coherent Group Inc.	Series B Preferred Shares	April 21, 2022
Coherent Group Inc.	Series B Preferred Shares	December 28, 2023
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Fifth Season Investments LLC	Class A Units	October 17, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	February 22, 2022
Juniper Square, Inc.	Warrants	December 29, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 23, 2022
LSI Financing 1 DAC	Preferred Equity	December 14, 2022
Minerva Holdco, Inc.	Series A Preferred Stock	February 15, 2022
Orange Blossom Parent, Inc.	Common Stock	July 29, 2022
Picard Holdco, Inc.	Series A Preferred Stock	September 29, 2022
Project Alpine Co-Invest Fund, L.P.	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Securiti, Inc.	Series C Preferred Shares	July 29, 2022
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Class A Interest	November 30, 2023
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
Zoro TopCo, Inc.	Series A Preferred Stock	November 22, 2022
_______________
(19)Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement. Transactions during the year ended December 31, 2023 in which the Company was an Affiliated Person of the portfolio company are as follows:

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company	Fair Value at December 31, 2022	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Transfers	Fair Value at December 31, 2023	Interest Income	Dividend Income	Other Income
Non-Controlled Affiliates
AAM Series 2.1 Aviation Feeder, LLC(c)	$348	$16,913	$—	$177	$—	$17,438	$136	$—	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	—	14,579	—	(170)	—	14,409	423	—	—
Coherent Group Inc.	—	1,711	—	102	14,391	16,204	—	—	—
Fifth Season Investments LLC	25,110	18,794	—	4	—	43,908	—	1,390	—
LSI Financing 1 DAC	6,175	14,694	(1,914)	1,033	—	19,988	—	251	—
Total Non-Controlled Affiliates	$31,633	$66,691	$(1,914)	$1,146	$14,391	$111,947	$559	$1,641	$—
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
(c)In connection with its investment in AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) the Company made a minority investment in Amergin Asset Management, LLC, which has entered into a Servicing Agreement with Amergin AssetCo.
(20)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2023, non-qualifying assets represented 16.7% of total assets as calculated in accordance with the regulatory requirements.
(21)Investment is non-income producing.
(22)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLO. See Note 6 “Debt”.
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
(5)Level 2 investment.
(6)Loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the London Interbank Offered Rate (“LIBOR” or “L”, which can include one-, three-, six- ot twelve- month LIBOR), Secured Overnight Financing Rate (“SOFR” or “S,” which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include three- or six-month EURIBOR), SONIA (“SONIA” or “SA”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
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
_______________
(21)Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement. Transactions during the year ended December 31, 2022 in which the Company was an Affiliated Person of the portfolio company are as follows:

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
(22)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2022, non-qualifying assets represented 14.0% of total assets as calculated in accordance with the regulatory requirements.
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

Blue Owl Technology Finance Corp. II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)

	For the Year Ended December 31,
	2023	2022(1)	2021(1)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$167,131	$35,625	$(983)
Net change in unrealized gain (loss)	32,945	(13,577)	—
Net realized gain (loss)	(747)	225	—
Net Increase (Decrease) in Net Assets Resulting from Operations	199,329	22,273	(983)
Distributions
Distributions declared from earnings	(118,245)	(17,161)	—
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(118,245)	(17,161)	—
Capital Share Transactions
Issuance of common shares	499,987	1,174,971	45,001
Reinvestment of distributions	11,930	477	—
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	511,917	1,175,448	45,001
Total Increase (Decrease) in Net Assets	593,001	1,180,560	44,018
Net Assets, at beginning of period	1,224,578	44,018	—
Net Assets, at end of period	$1,817,579	$1,224,578	$44,018
(1)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2023	2022(1)	2021(1)
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$199,329	$22,273	$(983)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,438,413)	(2,526,580)	—
Proceeds from investments and investment repayments, net	187,927	65,996	—
Net amortization/accretion of premium/discount on investments	(12,270)	(3,253)	—
Net change in unrealized (gain) loss on investments	(29,492)	13,404	—
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	(3,457)	173	—
Net realized (gain) loss on investments	(983)	(128)	—
Paid-in-kind interest and dividends	(42,429)	(15,664)	—
Amortization of debt issuance costs	5,523	2,826	—
Amortization of offering costs	112	353	7
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(9,403)	(19,616)	—
(Increase) decrease in dividend income receivable	(11,648)	(173)	—
(Increase) decrease in prepaid expenses and other assets	140	(499)	(130)
Increase (decrease) in management fee payable	4,193	8,592	394
Increase (decrease) in incentive fee payable	5,039	2,622	—
Increase (decrease) in payables to affiliates	(1,182)	1,832	198
Increase (decrease) in payable for investments purchased	(27,731)	27,731	—
Increase (decrease) in accrued expenses and other liabilities	8,472	5,212	343
Net cash used in operating activities	(1,166,273)	(2,414,899)	(171)
Cash Flows from Financing Activities
Borrowings on debt	2,501,472	2,413,015	—
Payments on debt	(1,700,497)	(1,165,104)	—
Debt issuance costs	(13,981)	(20,416)	—
Proceeds from issuance of common shares (net of change in subscriptions receivable)	500,867	1,174,091	45,001
Offering costs paid	(96)	(295)	—
Distributions paid	(84,658)	(3,157)	—
Net cash provided by financing activities	1,203,107	2,398,134	45,001
Net increase in cash	36,834	(16,765)	44,830
Cash, beginning of period	28,065	44,830	—
Cash, end of period	$64,899	$28,065	$44,830
Supplemental and Non-Cash Information
Interest paid during the period	$117,512	$22,232	$—
Distributions declared during the period	$118,245	$17,161	$—
Reinvestment of distributions during the period	$11,930	$477	$—
Distributions Payable	$35,184	$13,527	$—
(1)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements

Note 1. Organization
Blue Owl Technology Finance Corp. II (the “Company”) is a Maryland corporation formed on October 5, 2021. The Company was formed primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. The Company originates and invests in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company’s investment objective is to maximize total return by generating current income from its debt investments and other income producing securities, and capital appreciation from its equity and equity-linked investments. The Company invests in a broad range of established and high growth technology companies that are capitalizing on the large and growing demand for technology products and services. These companies use technology extensively to improve business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media. Within each industry or sector, the Company invests in companies that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes, to solve problems. The Company refers to all of these companies as “technology-related” companies and intends, under normal circumstances, to invest at least 80% of the value of its total assets in such businesses.
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
On December 10, 2021, the Company formed a wholly-owned subsidiary, OR Tech Lending II LLC, a Delaware limited liability company, which holds a California finance lenders license. OR Tech Lending II LLC originates loans to borrowers headquartered in California. From time to time the Company may form wholly-owned subsidiaries to facilitate the normal course of business.
Blue Owl Technology Credit Advisors II LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital, Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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
On December 1, 2021, the Company commenced its loan origination and investment activities contemporaneously with the initial drawdown from investors in the Private Offerings. In January 2022, the Company made its first portfolio company investment.
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
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
Investments at Fair Value
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period. Rule 2a-5 under the 1940 Act establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to Rule 2a-5, the Board designated the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of assets held by the Company for which market quotations are not readily available.
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

Blue Owl Technology Finance Corp. II
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
Financial and Derivative Instruments
Rule 18f-4 requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. Rule 18f-4 provides that a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Pursuant to Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently qualifies as a “limited derivatives user” and expects to continue to do so. The Company adopted a derivatives policy and complies with Rule 18f-4's recordkeeping requirements.
Foreign Currency
Foreign currency amounts are translated into U.S. dollars on the following basis:
•cash, fair value of investments, outstanding debt, other assets and liabilities: at the spot exchange rate on the last business day of the period; and

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
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
For the year ended December 31, 2023, PIK interest and PIK dividend income earned was $20.9 million and $29.4 million representing 5.5% and 7.8% of investment income, respectively. For the year ended December 31, 2022, PIK interest and PIK dividend income earned was $4.4 million and $17.2 million representing 4.5% and 17.6% of investment income, respectively.
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
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
To qualify as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company generally must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2023. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
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
New Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848),” which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848),” which extended the transition period provided under ASU No. 2020-04 and 2021-01 for all entities from December 31, 2022 to December 31, 2024.
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
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU No. 2023-09 on the consolidated financial statements.
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
For the years ended December 31, 2023, 2022, and 2021 the Company incurred expenses of approximately $2.9 million, $2.3 million, and $0.2 million respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
For the years ended December 31, 2023, 2022, and 2021 management fees were $48.7 million, $22.3 million, and $0.4 million respectively.
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
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
For the years ended December 31, 2023, and 2022 performance based incentive fees based on net investment income were $18.8 million, $3.9 million, and respectively. The Company did not incur performance based incentive fees based on net investment income for the year ended December 31, 2021.
The second component of the Incentive Fee, the “Capital Gains Incentive Fee,” payable at the end of each calendar year in arrears, equals, (i) prior to an Exchange Listing, 10% of cumulative realized capital gains from the initial closing date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the initial closing date to the end of each calendar year, and (ii) subsequent to an Exchange Listing, 17.5% of cumulative realized capital gains from the Listing Date to the end of each calendar year, less cumulative realized capital losses and unrealized capital depreciation from the Listing Date to the end of each calendar year. Each year, the fee paid for the Capital Gains Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Incentive Fee for prior periods. While the Investment Advisory Agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, as required by U.S. GAAP, the Company accrues capital gains incentive fees on unrealized gains. This accrual reflects the incentive fees that would be payable to the Adviser if the Company’s entire investment portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. For the sole purpose of calculating the Capital Gains Incentive Fee, the cost basis as of the initial closing date for all of the Company’s investments made prior to the initial closing date will be equal to the fair value of such investments as of the last day of the calendar quarter in which the initial closing date occurs; provided, however, that in no event will the Capital Gains Fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.
For the year ended December 31, 2023 the Company accrued performance based incentive fees based on capital gains of $1.9 million. The Company did not accrue performance based incentive fees based on capital gains for the years ended December 31, 2022 and 2021.
Dealer Manager Agreement
On November 30, 2021, the Company and the Adviser entered into a dealer manager agreement with the Adviser and Blue Owl Securities LLC (“Blue Owl Securities”) pursuant to which Blue Owl Securities and certain participating broker-dealers will solicit Capital Commitments. In addition, the Company has entered into a placement agent agreement with Blue Owl Securities pursuant to which employees of Blue Owl Securities may conduct placement activities.
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
The Adviser is affiliated with Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA, OPA, OCA, and the Adviser, the “Blue Owl Credit Advisers”), which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which focuses on direct lending. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the business development companies, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company’s.
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
The Company has made investments in non-controlled, affiliated companies, including Amergin AssetCo, Fifth Season Investments LLC (“Fifth Season”), and LSI Financing 1 DAC (“LSI Financing”).
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2023, our commitment to Amergin AssetCo is $32.8 million, of which $13.9 million is equity and $18.9 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of December 31, 2023, our investment in Fifth Season was $43.9 million at fair value. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. The Company does not consolidate its interest in Fifth Season.
LSI Financing is a portfolio company formed to acquire a contractual right to revenue pursuant to an earnout agreement in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing. As of December 31, 2023, the Company’s investment in LSI Financing was $20.0 million at fair value.The Company’s investment in LSI Financing is a co-investment with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
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
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	December 31, 2023		December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$3,047,941	$3,068,392	$1,812,475	$1,812,277
Second-lien senior secured debt investments	187,024	186,796	186,424	184,788
Unsecured debt investments	72,097	73,823	63,815	58,859
Preferred equity investments(2)	374,363	370,458	345,327	337,069
Common equity investments(3)	104,372	108,170	71,588	71,541
Total Investments	$3,785,797	$3,807,639	$2,479,629	$2,464,534
(1)Includes investment in Amergin AssetCo.
(2)Includes equity investments in LSI Financing.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
Aerospace & Defense	1.9%	2.7%
Application Software	15.8	19.0
Banks	2.2	—
Beverages	0.3	0.4
Building Products	0.3	—
Capital Markets	0.3	0.4
Commercial Services & Supplies	0.5	0.8
Construction & Engineering	0.2	0.3
Consumer Finance	0.5	0.6
Diversified Consumer Services	0.3	0.4
Diversified Financial Services(1)	9.5	6.8
Diversified Support Services	0.7	1.0
Electrical Equipment	3.3	5.1
Food & Staples Retailing	3.8	5.8
Health Care Equipment & Supplies	1.2	—
Health Care Technology	8.9	8.3
Health Care Providers & Services	5.4	4.9
Insurance(2)	4.6	3.6
IT Services	3.9	5.6
Life Sciences Tools & Services	1.8	—
Pharmaceuticals(3)	1.5	0.9
Professional Services	3.9	0.9
Real Estate Management & Development	1.2	—
Specialty Retail	—	1.2
Systems Software	28.0	31.3
Total	100.0%	100.0%
(1)Includes investments in Amergin AssetCo.
(2)Includes investments in Fifth Season.
(3)Includes equity investment in LSI Financing.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	December 31, 2023	December 31, 2022
United States:
Midwest	11.4%	6.0%
Northeast	20.0	25.8
South	25.8	32.3
West	31.4	28.9
International	11.4%	7.0%
Total	100.0%	100.0%

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Note 5. Fair Value of Financial Instruments
Investments
The tables below present the fair value hierarchy of financial instruments as of the following periods:

	Fair Value Hierarchy as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$64,899	$—	$—	$64,899
Investments:
First-lien senior secured debt investments(1)	$—	$169,676	$2,898,716	$3,068,392
Second-lien senior secured debt investments	—	—	186,796	186,796
Unsecured debt investments	—	20,455	53,368	73,823
Preferred equity investments(2)	—	—	370,458	370,458
Common equity investments(3)	—	—	108,170	108,170
Total Investments at fair value	$—	$190,131	$3,617,508	$3,807,639
(1)Includes investment in Amergin AssetCo.
(2)Includes equity investments in LSI Financing.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.

	Fair Value Hierarchy as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$28,065	$—	$—	$28,065
Investments:
First-lien senior secured debt investments	$—	$53,819	$1,758,458	$1,812,277
Second-lien senior secured debt investments	—	—	184,788	184,788
Unsecured debt investments	—	13,735	45,124	58,859
Preferred equity investments(1)	—	—	337,069	337,069
Common equity investments(2)	—	—	71,541	71,541
Total Investments at fair value	$—	$67,554	$2,396,980	$2,464,534
(1)Includes equity investment in LSI Financing.
(2)Includes equity investment in Amergin and Fifth Season.
The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Year Ended December 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,758,458	$184,788	$45,124	$337,069	$71,541	$2,396,980
Purchases of investments, net	1,343,324	—	1,700	26,648	32,783	1,404,455
Payment-in-kind	14,870	—	4,837	22,725	—	42,432
Proceeds from investments, net	(120,162)	—	—	(22,415)	—	(142,577)
Net change in unrealized gain (loss)	17,547	1,409	1,650	4,352	3,846	28,804
Net realized gains (losses)	(2)	—	—	985	—	983
Net amortization/accretion of premium/discount on investments	6,074	599	57	1,094	—	7,824
Transfers into (out of) Level 3(1)	(121,393)	—	—	—	—	(121,393)
Fair value, end of period	$2,898,716	$186,796	$53,368	$370,458	$108,170	$3,617,508
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the year ended December 31, 2023, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued

	As of and for the Year Ended December 31, 2022
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$—	$—	$—	$—	$—	$—
Purchases of investments, net	1,804,124	200,172	43,918	333,509	74,684	2,456,407
Payment-in-kind	1,741	—	2,363	11,559	—	15,663
Proceeds from investments, net	(48,756)	(13,977)	—	—	(3,200)	(65,933)
Net change in unrealized gain (loss)	(299)	(1,636)	(1,199)	(8,257)	(47)	(11,438)
Net realized gains (losses)	24	—	—	—	104	128
Net amortization of discount on investments	1,624	229	42	258	—	2,153
Transfers into (out of) Level 3(1)	—	—	—	—	—	—
Fair value, end of period	$1,758,458	$184,788	$45,124	$337,069	$71,541	$2,396,980
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
The table below presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2023 on Investments Held at December 31, 2023	Net change in unrealized gain (loss) for the Year Ended December 31, 2022 on Investments Held at December 31, 2022
First-lien senior secured debt investments	$18,017	$(299)
Second-lien senior secured debt investments	1,409	(1,636)
Unsecured debt investments	1,650	(1,199)
Preferred equity investments	4,352	(8,257)
Common equity investments	3,846	(47)
Total Investments	$29,274	$(11,438)

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
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

	December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$423,672	Recent Transaction	Transaction Price	97.0% - 99.3% (98.6%)	Increase
	2,475,044	Yield Analysis	Market Yield	8.2% - 17.1% (12.0%)	Decrease
Second-lien senior secured debt investments	$186,796	Yield Analysis	Market Yield	11.4% - 17.7% (15.3%)	Decrease
Unsecured debt investments	$1,700	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	51,668	Yield Analysis	Market Yield	10.6% - 10.6% (10.6%)	Decrease
Preferred equity investments	$109,877	Recent Transaction	Transaction Price	98.0% - 107.5% (106.9%)	Increase
	199,839	Yield Analysis	Market Yield	10.4% - 20.0% (15.2%)	Decrease
	60,742	Market Approach	Revenue Multiple	8.5x - 21.5x (14.6x)	Increase
Common equity investments	$58,201	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	17,724	Market Approach	EBITDA Multiple	9.1x - 34.5x (12.5x)	Increase
	32,245	Market Approach	Revenue Multiple	6.3x - 14.7x (11.2x)	Increase

	December 31, 2022
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$544,947	Recent Transaction	Transaction Price	97.2% - 98.5% (98.0%)	Increase
	1,213,511	Yield Analysis	Market Yield	8.2% - 19.3% (11.5%)	Decrease
Second-lien senior secured debt investments	$73,470	Recent Transaction	Transaction Price	98.0% - 98.0% (98.0%)	Increase
	111,318	Yield Analysis	Market Yield	12.6% - 19.2% (15.6%)	Decrease
Unsecured debt investments	$45,124	Yield Analysis	Market Yield	10.8% - 10.8% (10.8%)	Decrease
Preferred equity investments	$18,350	Recent Transaction	Transaction Price	96.5% - 100.0% (97.7%)	Increase
	253,581	Yield Analysis	Market Yield	11.9% - 20.6% (16.7%)	Decrease
	65,138	Market Approach	Revenue Multiple	8.5x - 38.5x (26.8x)	Increase
Common equity investments	$36,211	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	17,586	Market Approach	EBITDA Multiple	11.4x - 31.6x (14.4x)	Increase
	17,744	Market Approach	Revenue Multiple	11.0x - 16.6x (14.1x)	Increase

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
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
Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 debt investments primarily include current market yields, including relevant market indices, but may also include quotes from brokers, dealers, and pricing services as indicated by comparable investments. For the Company’s Level 3 equity investments, a market approach, based on comparable financial performance multiples such as publicly-traded company and comparable market transaction multiples of revenues, earnings before interest, taxes, depreciation and amortization (“EBITDA”) or some combination thereof and comparable market transactions are typically used.
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	December 31, 2023		December 31, 2022
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Subscription Credit Facility	$797,454	$797,454	$767,139	$767,139
Revolving Credit Facility	279,080	279,080	120,667	120,667
SPV Asset Facility I	321,387	321,387	293,878	293,878
SPV Asset Facility II	267,647	267,647	47,119	47,119
2023A Notes	74,144	75,188	—	—
Athena CLO II	285,596	285,596	—	—
Total Debt	$2,025,308	$2,026,352	$1,228,803	$1,228,803
(1)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2023A Notes, and Athena CLO II are presented net of unamortized debt issuance costs of $2.5 million, $9.3 million, $8.6 million, $2.4 million, $0.9 million, and $2.4 million respectively.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, and SPV Asset Facility II are presented net of unamortized debt issuance costs of $2.9 million, $5.7 million, $6.1 million, and $2.9 million respectively.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	December 31, 2023	December 31, 2022
Level 1	$—	$—
Level 2	—	—
Level 3	2,025,308	1,228,803
Total Debt	$2,025,308	$1,228,803
Financial Instruments Not Carried at Fair Value
As of December 31, 2023 and December 31, 2022, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 6. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2023 and December 31, 2022, the Company’s asset coverage was 188% and 196%, respectively.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
The tables below present debt obligations as of the following periods:

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$800,000	$800,000	$—	$797,454
Revolving Credit Facility	825,000	288,355	536,645	279,080
SPV Asset Facility I	625,000	330,000	84,826	321,387
SPV Asset Facility II	300,000	270,000	11,505	267,647
2023A Notes	75,000	75,000	—	74,144
Athena CLO II	288,000	288,000	—	285,596
Total Debt	$2,913,000	$2,051,355	$632,976	$2,025,308
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2023A Notes, and Athena CLO II are presented net of unamortized debt issuance costs of $2.5 million, $9.3 million, $8.6 million, $2.4 million, $0.9 million, and $2.4 million respectively.

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
The table below presents the components of interest expense for the following periods:

	For the Year Ended December 31,
($ in thousands)	2023	2022
Interest expense	$124,249	$26,622
Amortization of debt issuance costs	5,523	2,826
Total Interest Expense	$129,772	$29,448
Average interest rate	7.7%	5.4%
Average daily borrowings	$1,621,236	$485,816

Credit Facilities
Subscription Credit Facility
On February 18, 2022 the Company entered into a revolving credit facility (the “Subscription Credit Facility”) with Wells Fargo Bank, National Association as administrative agent and as the lender.
The maximum principal amount of the Subscription Credit Facility is $800.0 million (increased from $700.0 million to $800.0 million on December 16, 2022), subject to availability under the borrowing base, which is based on unused capital commitments. The Subscription Credit Facility includes a provision permitting the Company to increase the size of the Subscription Credit Facility under certain circumstances up to a maximum principal amount not to exceed $1.50 billion, if the existing or new lenders agree to commit to such increase. On January 4, 2023, the Company entered into an amendment to the Subscription Credit Facility, which (i) decreased the aggregate principal amount of outstanding swingline loans under the Subscription Credit Facility from $100.0 million to $50.0 million and (ii) decreased the letter of credit sublimit under the Subscription Credit Facility from 20% to 0% of the maximum commitment.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
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
The Subscription Credit Facility will mature upon the earliest of: (i) the date two (2) years from the Closing Date (the “Stated Maturity Date”); (ii) the date upon which the Administrative Agent declares the obligations under the Subscription Credit Facility due and payable after the occurrence of an event of default; (iii) forty-five (45) days prior to the scheduled termination of the commitment period under the Company’s subscription agreements; (iv) forty-five (45) days prior to the date of any listing of the Company’s common stock on a national securities exchange; (v) the termination of the commitment period under the Company’s subscription agreements (if earlier than the scheduled date); and (vi) the date the Company terminates the commitments pursuant to the Subscription Credit Facility. At the Company’s option, the Stated Maturity Date may be extended by up to 364 days, subject to satisfaction of customary conditions. On November 3, 2023, the Company exercised this option and extended the Stated Maturity Date to February 14, 2025.
Revolving Credit Facility
On June 9, 2022, the Company entered into a Senior Secured Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On October 13, 2023 (the “First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date, convert a portion of the existing revolver availability into term loan availability and reduce the credit adjustment spread to 0.10% for all Loan tenors. The following describes the terms of the Revolving Credit Facility amended through October 13, 2023.
The Revolving Credit Facility is guaranteed by certain domestic subsidiaries of the Company in existence as of the Revolving Credit Facility First Amendment Date, and will be guaranteed by certain domestic subsidiaries of the Company that are formed or acquired by the Company thereafter (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of the Revolving Credit Facility First Amendment Date, the Revolving Credit Facility provides for (a) a term loan in an initial amount of $50.0 million and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in an initial amount of up to $775.0 million (the aggregate commitments under the Revolving Credit Facility increased from $625.0 million to $825.0 million on the Revolving Credit Facility First Amendment Date). The amount available for borrowing under the Revolving Credit Facility is reduced by any outstanding letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility First Amendment Date, the availability period with respect to the revolving credit facility under the Facility will terminate on October 13, 2027 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on October 13, 2028 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum or (ii) the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. The Company will also pay a fee of 0.375% on daily undrawn amounts under the Revolving Credit Facility.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
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
Promissory Note
On January 25, 2022, the Company as borrower, entered into a Loan Agreement (the “FIC Agreement”) with Owl Rock Feeder FIC LLC (“Feeder FIC”), an affiliate of the Adviser, as lender, to enter into revolving promissory notes (the “Promissory Notes”) to borrow up to an aggregate of $250.0 million from Feeder FIC. Under the FIC Agreement, the Company could re-borrow any amount repaid; however, there was no funding commitment between Feeder FIC and the Company.
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
SPV Asset Facilities
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
From time to time, the Company expects to sell and contribute certain investments to Athena Funding I pursuant to a Sale and Contribution Agreement by and between the Company and Athena Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Athena Funding I, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Athena Funding I through its ownership of Athena Funding I. The maximum principal amount which may be borrowed under the Credit Facility is $625.0 million (increased from $600.0 million to $700.0 million on February 22, 2023, increased from $700.0 million to $800.0 million on August 15, 2023, increased from $800.0 million to $825.0 million on September 26, 2023 and decreased from $825.0 million to $625.0 million on December 13, 2023) which, subject to the satisfaction of certain conditions, may be increased to up to $1.00 billion. The availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding I’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
The SPV Asset Facility I provides for the ability to draw term loans and to draw and redraw revolving loans under the SPV Asset Facility I for a period of up to two years after the SPV Asset Facility I Closing Date. Unless otherwise terminated, the SPV Asset Facility I will mature on July 15, 2032 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Maturity, proceeds received by Athena Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, Athena Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding I subject to payment of a premium for a period of time.
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

From time to time, the Company expects to sell and contribute certain investments to Athena Funding II pursuant to a Purchase and Sale Agreement by and between the Company and Athena Funding II. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility II will be used to finance the origination and acquisition of eligible assets by Athena Funding II, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Athena Funding II through its ownership of Athena Funding II. The maximum principal amount of the SPV Asset Facility II is $300.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding II’s assets from time to time, an advance rate and concentration limitations, and satisfaction of certain conditions, including collateral quality tests.

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
CLO

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Athena CLO II
On December 13, 2023 (the “Athena CLO II Closing Date”), the Company completed a $475.3 million term debt securitization transaction (the “Athena CLO II Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the Athena CLO II Transaction and the secured loan borrowed in the Athena CLO II Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Athena CLO II, LLC, a limited liability organized under the laws of the State of Delaware (the “Athena CLO II Issuer”) and are backed by a portfolio of collateral obligations consisting of middle market loans and participation interests in middle market loans as well as by other assets of the Athena CLO II Issuer.
The Athena CLO II Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Athena CLO II Closing Date (the “Athena CLO II Indenture”), by and among the Athena CLO II Issuer and State Street Bank and Trust Company: (i) $40.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.85%, (ii) $16.5 million of AA(sf) Class B-1 Notes, which bear interest at three-month term SOFR plus 3.95%, (iii) $7.5 million of AA(sf) Class B-2 Notes, which bear interest at 7.25% and (iv) $24.0 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 4.95% (together, the “Athena CLO II Secured Notes”) and (B) the borrowing by the Athena CLO II Issuer of $200.0 million under floating rate Class A-L loans (the “Athena CLO II Class A-L Loans” and together with the Athena CLO II Secured Notes, the “Athena CLO II Debt”). The Class A-L Loans bear interest at three-month term SOFR plus 2.85%. The Class A-L Loans were borrowed under a credit agreement (the “Athena CLO II Class A-L Credit Agreement”), dated as of the Athena CLO II Closing Date, by and among the Athena CLO II Issuer, as borrower, a financial institution, as lender, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Athena CLO II Debt is secured by middle market loans, participation interests in middle market loans and other assets of the Athena CLO II Issuer. The Athena CLO II Debt is scheduled to mature on January 20, 2036. The Athena CLO II Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
Concurrently with the issuance of the Athena CLO II Secured Notes and the borrowing under the Athena CLO II Class A-L Loans, the Athena CLO II Issuer issued approximately $187.3 million of subordinated securities in the form of 187,300 preferred shares at an issue price of U.S.$1,000 per share (the “Athena CLO II Preferred Shares”). The Athena CLO II Preferred Shares were issued by the Athena CLO II Issuer as part of its issued share capital and are not secured by the collateral securing the Athena CLO II Debt. The Company purchased all of the Athena CLO II Preferred Shares. The Company acts as retention holder in connection with the Athena CLO II Transaction for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the Athena CLO II Preferred Shares.
As part of the Athena CLO II Transaction, the Company entered into a loan sale agreement with the Athena CLO II Issuer dated as of the Athena CLO II Closing Date (the “Athena CLO II OTF II Loan Sale Agreement”), which provided for the contribution of approximately $83.9 million funded par amount of middle market loans from the Company to the Athena CLO II Issuer on the Athena CLO II Closing Date and for future sales from the Company to the Athena CLO II Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Athena CLO II Debt. The remainder of the initial portfolio assets securing the Athena CLO II Debt consisted of approximately $380.6 million funded par amount of middle market loans purchased by the Athena CLO II Issuer from Athena Funding I LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the Athena CLO II Closing Date between the Athena CLO II Issuer and Athena Funding I LLC (the “Athena CLO II Athena Funding I Loan Sale Agreement”). No gain or loss was recognized as a result of these sales and contributions. The Company and Athena Funding I each made customary representations, warranties, and covenants to the Athena CLO II Issuer under the applicable loan sale agreement.
Through January 20, 2028, a portion of the proceeds received by the Athena CLO II Issuer from the loans securing the Athena CLO II Secured Notes may be used by the Athena CLO II Issuer to purchase additional middle market loans under the direction of the Adviser, in its capacity as collateral manager for the Athena CLO II Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle market loans.
The Athena CLO II Debt is the secured obligation of the Athena CLO II Issuer, and the Athena CLO II Indenture and Athena CLO II Class A-L Credit Agreement each includes customary covenants and events of default. The Athena CLO II Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the Athena CLO II Issuer under a collateral management agreement dated as of the Athena CLO II Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated November 30,

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
2021, between the Adviser and the Company will be offset by the amount of the collateral management fee attributable to the Athena CLO II Issuer’s equity or notes owned by the Company.
Unsecured Notes
2023A Notes
On September 27, 2023, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $75.0 million in aggregate principal amount of Series 2023A Notes, due September 27, 2028, with a fixed interest rate of 8.50% per year (the “Series 2023A Notes”), to qualified institutional investors in a private placement. The Series 2023A Notes are guaranteed by OR Tech Lending II LLC, ORTF II FSI LLC and ORTF II BC 2 LLC, subsidiaries of the Company.
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
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents the outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	December 31, 2023	December 31, 2022
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$1,699	$10,000
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	246	9,652
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	2,408	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	762	1,515
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	3,820	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273	2,273
Anaplan, Inc.	First lien senior secured revolving loan	9,421	9,421
Appfire Technologies, LLC	First lien senior secured revolving loan	630	770
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	5,293	8,183
Armstrong Bidco Limited (dba The Access Group)	First lien senior secured GBP delayed draw term loan	—	747
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	—	436
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	21,969	—

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	22,990	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	2,441	—
Avalara, Inc.	First lien senior secured revolving loan	10,455	10,455
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	2,866	—
Bamboo US BidCo LLC	First lien senior secured revolving loan	4,103	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	2,715	5,322
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	5,037	6,716
Certinia, Inc.	First lien senior secured revolving loan	5,882	—
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	7,429	7,973
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	1,500	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	3,789	3,789
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	3,789	3,789
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	7,572	—
Coupa Holdings, LLC	First lien senior secured revolving loan	5,798	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11,959	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3,732	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	642	—
Entrata, Inc.	First lien senior secured revolving loan	5,128	—
Finastra USA, Inc.	First lien senior secured revolving loan	6,284	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	19,934
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	2,324	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,481	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	593	—
Grayshift, LLC	First lien senior secured revolving loan	5,806	5,806
Hyland Software, Inc.	First lien senior secured revolving loan	3,101	—
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	3,127	4,963
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,382	2,010
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	9,866	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	7,047	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	1,293	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	603	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	10,604	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	2,636	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,309	652
Juniper Square, Inc.	First lien senior secured revolving loan	2,250	2,250
Kaseya Inc.	First lien senior secured delayed draw term loan	4,437	4,725
Kaseya Inc.	First lien senior secured revolving loan	3,544	4,725
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	2,056	—
ManTech International Corporation	First lien senior secured delayed draw term loan	10,304	16,000
ManTech International Corporation	First lien senior secured revolving loan	8,600	8,600
Natural Partners, LLC	First lien senior secured revolving loan	681	681
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	882	—
OneOncology LLC	First lien senior secured delayed draw term loan	2,976	—
OneOncology LLC	First lien senior secured revolving loan	1,587	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	13,352	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954	954
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	—
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	—

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued

Portfolio Company	Investment	December 31, 2023	December 31, 2022
Ping Identity Holding Corp.	First lien senior secured revolving loan	9,091	9,091
Rubrik, Inc.	First lien senior secured delayed draw term loan	5,876	1,857
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	13,075	13,075
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	2,445	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	1,886	2,572
Smarsh Inc.	First lien senior secured delayed draw term loan	3,238	3,238
Smarsh Inc.	First lien senior secured revolving loan	259	1,619
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	135	118
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	10	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	1,000	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	22,915	22,915
Zendesk, Inc.	First lien senior secured revolving loan	9,435	9,435
Total Unfunded Portfolio Company Commitments		$353,034	$224,510
The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.
Investor Commitments
As of December 31, 2023, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $2.4 billion undrawn), of which $54.0 million is from entities affiliated with or related to the Adviser (approximately $13.8 million undrawn). As of December 31, 2022, the Company had approximately $3.5 billion in total Capital Commitments from investors (approximately $2.3 billion undrawn), of which $50.5 million is from entities affiliated with or related to the Adviser (approximately $16.9 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2023, management was not aware of any pending or threatened litigation.
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
The Company delivered the capital call notices to investors during the following periods:

	For the Year Ended December 31, 2023
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
April 25, 2023	May 8, 2023	20,039,586	$299,992
September 13, 2023	September 26, 2023	13,123,039	199,995
Total		33,162,625	$499,987

	For the Year Ended December 31, 2022
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
January 28, 2022	February 11, 2022	8,710,668	$125,000
March 16, 2022	March 29, 2022	10,408,213	150,000
June 14, 2022	June 28, 2022	21,201,413	300,000
September 12, 2022	September 23, 2022	27,642,541	399,987
December 7, 2022	December 20, 2022	13,660,179	199,984
Total		81,623,015	$1,174,971
Distributions
The table below reflects the distributions declared on shares of our common stock during the following periods:

	For the Year Ended December 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	May 15, 2023	$0.27
May 9, 2023	June 30, 2023	August 15, 2023	$0.24
August 8, 2023	September 29, 2023	November 15, 2023	$0.29
November 7, 2023	December 29, 2023	January 31, 2024	$0.30

	For the Year Ended December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.05
November 1, 2022	December 30, 2022	January 31, 2023	$0.16
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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following period:

	For the Year Ended December 31, 2023
Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 30, 2022	January 31, 2023	121,031
February 21, 2023	March 31, 2023	May 15, 2023	199,060
May 9, 2023	June 30, 2023	August 15, 2023	216,221
August 8, 2023	September 29, 2023	November 15, 2023	269,406

	For the Year Ended December 31, 2022
Date Declared	Record Date	Payment Date	Shares
August 2, 2022	September 30, 2022	November 15, 2022	33,272

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings (loss) per common share for the following periods:

	For the Year Ended December 31,
($ in thousands, except per share amounts)	2023	2022	2021(1)
Increase (decrease) in net assets resulting from operations	$199,329	$22,273	$(983)
Weighted average shares of common stock outstanding—basic and diluted	101,564,882	37,548,440	187,600
Earnings (loss) per common share-basic and diluted	$1.96	$0.59	$(5.24)
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
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, or total distributable earnings (losses), as appropriate.
The Company has elected to be treated as a RIC under Subchapter M of the Code, and intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other things, distribute to its shareholders in each taxable year generally the sum of at least 90% of the Company’s investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. To maintain tax treatment as a RIC, the Company, among other things, intends to make the requisite distributions to its shareholders, which generally relieves the Company from corporate-level U.S. federal income taxes.
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
For the years ended December 31, 2023 and 2022, the Company recorded U.S. federal excise tax expense of $513 thousand and $61 thousand, respectively.
The following reconciles the increase (decrease) in net assets resulting from operations for the years ended December 31, 2023, 2022, and 2021:

	For the Year Ended December 31,
($ in thousands)	2023(1)	2022	2021(2)
Increase (decrease) in net assets resulting from operations	$199,329	$22,273	$(983)
Adjustments:
Net unrealized (gain) loss	(32,945)	13,577	—
Deferred organization costs	(23)	322	344
Federal and state income tax	513	61	—
Other book-tax differences	(34,921)	(17,241)	41
Net operating losses	—	—	598
Taxable Income	$131,953	$18,992	$—
(1)Tax information for the fiscal year ended December 31, 2023 is estimated and is not considered final until the Company files its tax return.
(2)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.
For the year ended December 31, 2023
Total distributions declared during the year ended December 31, 2023 of $118.2 million were derived from ordinary income, as determined on a tax basis. For the calendar year ended December 31, 2023, the Company had $14.9 million of undistributed ordinary income, $0.5 million of undistributed long term capital gains, as well as $73.5 million net unrealized gains on investments and assets

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
and liabilities in foreign currencies, and $(2.2) million of other temporary differences. For the year ended December 31, 2023, 88.4% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
For the period ended December 31, 2023, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences of $612 thousand were principally related to $104 thousand in nondeductible offering costs and $513 thousand attributable to U.S. federal excise taxes.
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
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the year ended December 31, 2023 we recorded U.S federal and state income tax expense/(benefit) of $(7) thousand for taxable subsidiaries. For the years ended December 31, 2022, the Company did not record a U.S federal and state income tax expense/(benefit) .
The Company recorded a net deferred tax asset of $4 thousand as of December 31, 2023, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. The Company did not record a net deferred tax asset (liability) for tax subsidiaries as of December 31, 2022.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	For the Year Ended December 31,
($ in thousands, except share and per share amounts)	2023	2022(1)	2021(1)
Per share data:
Net asset value, beginning of period	$14.47	$14.67	$—
Net investment income (loss)(2)	1.64	0.95	(0.33)
Net realized and unrealized gain (loss)(2)	0.32	(0.36)	—
Total from operations	1.96	0.59	(0.33)
Issuance of common stock(3)	(0.01)	(0.58)	15.00
Distributions declared from net investment income	(1.10)	(0.21)	—
Total increase (decrease) in net assets	0.85	(0.20)	14.67
Net asset value, end of period	$15.32	$14.47	$14.67
Shares outstanding, end of period	118,624,729	84,656,386	3,000,100
Total Return(4)	13.5%	0.0%	(2.2)%
Ratios / Supplemental Data
Ratio of total expenses to average net assets	13.7%	9.6%	4.5%
Ratio of net investment income to average net assets	11.0%	5.5%	(4.5)%
Net assets, end of period	$1,817,579	$1,224,578	$44,018
Weighted-average shares outstanding	101,564,882	37,548,440	187,600
Total capital commitments, end of period	$4,146,837	$3,494,589	$802,705
Ratio of total contributed capital to total committed capital, end of period	41.5%	34.9%	5.6%
Portfolio turnover rate	4.3%	5.9%	—%
Year of formation	2021	2021	2021
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
(4)Total return is calculated as the change in net asset value (“NAV”) per share during the period, plus distributions per share (assuming dividends and distributions, if any, are reinvested in accordance with the Company’s dividend reinvestment plan), if any, divided by the beginning NAV per share. Total return is not annualized.
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events to disclose except for the following:
Dividend
On February 21, 2024, the Board declared a distribution of 90% of estimated first quarter investment company taxable income, if any, for shareholders of record on March 29, 2024, payable on or before May 15, 2024.
Resignation of Director
On March 1, 2024, Alan Kirshenbaum submitted his resignation as a director of the Company. On March 4, 2024, the Board approved the acceptance of Mr. Kirshenbaum’s resignation and voted to reduce its size from seven to six directors.
Investor Capital Call
On February 29, 2024, the Company delivered a capital call drawdown notice to investors relating to the sale of approximately 15,994,882 shares of its common stock, par value $0.01 per share, for an aggregate offering price of $250 million. The sale is expected to close on or around March 13, 2024.

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
(b)Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal year ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Board of Directors
As of December 31, 2023, our Board consisted of seven members. On March 1, 2024, Alan Kirshenbaum submitted his resignation as a member of our Board. On March 4, 2024, our Board approved the acceptance of Mr. Kirshenbaum’s resignation and voted to reduce its size from seven to six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2025 annual meeting of shareholders; the terms of our Class II directors will expire at the 2026 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2024 annual meeting of shareholders.
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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Eric Kaye, 60	Director	Founder of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class II Director since 2021; Term expires in 2026	7	OBDC OBDC II OBDC III OCIC OTF OTIC
Victor Woolridge, 67	Director	Managing Director of Barings Real Estate Advisers LLC	Class II Director since 2021; Term expires in 2026	7	OBDC OBDC II OBDC III OCIC OTF OTIC
Christopher M. Temple, 56	Director	President of DelTex Capital LLC	Class III Director since 2021; Term expires in 2024	7	OBDC OBDC II OBDC III OCIC OTF OTIC Plains All American Pipeline Company
Melissa Weiler, 59	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class III Director since 2021; Term expires in 2024	7	OBDC OBDC II OBDC III OCIC OTF OTIC Jefferies Financial Group Inc.
Edward D'Alelio, 71	Chairman of the Board, Director	Retired	Class I Director since 2021; Term expires in 2025	7	OBDC OBDC II OBDC III OCIC OTF OTIC Blackstone/GSO Long Short Credit Fund Blackstone/GSO Sen. Flt Rate Fund
Interested Directors(4)
Craig W. Packer, 57	Chief Executive Officer, President and Director	Co-Founder of Blue Owl Capital Partners Co-President of Blue Owl Co-Chief Investment Officer of each of the Blue Owl Credit Advisers Chief Executive Officer of the Blue Owl BDCs President of the Blue Owl BDCs(5) Co Head of Leveraged Finance in the Americas, Goldman Sachs	Class I Director since 2021; Term expires in 2025	7	OBDC OBDC II OBDC III OCIC OTF OTIC Blue Owl Capital Inc. ("Blue Owl")

____________________
(1)The address for each director is c/o Blue Owl Technology Finance Corp. II, 399 Park Avenue, 37th Floor, New York, New York 10022.
(2)Directors serve for three-year terms until the next annual meeting of shareholders and until their successors are duly elected and qualified.
(3)The term “Fund Complex” refers to the Blue Owl BDCs. Directors and officers who oversee the funds in the Fund Complex are noted.
(4)“Interested persons” of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the “1940 Act”). Mr. Packer is an “interested person” because of his affiliation with the Adviser.
(5)On January 12, 2024, OBDC III’s board of directors appointed Logan Nicholson to serve as OBDC III’s President. The role of President was previously held by Craig Packer, who continues to serve as OBDC III’s Chief Executive Officer and as a director.
Independent Directors
Mr. Kaye is the founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, LLC, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle-market companies. Prior to joining UBS, Mr. Kaye has served as Global Co-Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since February 2020 and September 2020 he has served on the boards of directors of OBDC III and OCIC, respectively, and since August 2021 and November 2021 he has served on the boards of directors of OTIC and the Company, respectively. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.
We believe Mr. Kaye’s management positions and experiences in the middle-market provide the Board with valuable insight.
Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Mr. Temple has served as an Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York based middle-market private equity firm, since June 2011. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple has served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company since November 2016 and has served as a member of Plains GP Holdings, L.P. compensation committee since November 2020 and as a director of Plains All American Pipeline, L.P.’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, as part of his role with Tailwind, Mr. Temple has served on private boards including Brawler Industries, and National HME and currently serves on the boards of Loenbro, Inc and HMT, LLC. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since February 2020 and September 2020 he has served on the boards of directors of OBDC III and OCIC, respectively, and since August 2021 and November 2021 he has served on the boards of directors of OTIC and the Company, respectively. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.
We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. D’Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also chair of the investment committee of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009 Mr. D’Alelio has served as director of Vermont Farmstead Cheese. Since January 2008 he has served on the board of Blackstone/GSO Long Short Credit Fund. & Blackstone/GSO Sen. Flt Rate Fund. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since February 2020 and September 2020 he has served on the boards of directors of OBDC III and OCIC, respectively, and since August 2021 and November 2021 he has served on the boards of directors of OTIC and the Company, respectively. Mr.

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
Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since July 2021. Ms. Weiler joined the boards of directors of OBDC, OBDC II, OBDC III, OTF, and OCIC in February 2021 and the boards of directors of OTIC and the Company in August 2021 and November 2021, respectively. Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.
We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC (“Barings”), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds and Derivatives at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets - Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) (“Cornerstone”) from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC (“Babson”) from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board’s Committee on Administration and Finance. Mr. Woolridge has also served on the UMass Foundation’s investment committee and as trustee for University of Massachusetts Global since 2021. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board’s compensation, finance, governance and strategy committees. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member. Mr. Woolridge joined the boards of directors of the Company, OBDC, OBDC II, OBDC III, OCIC and OTIC in November 2021.
We believe Mr. Woolridge’s numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.
Interested Directors
Mr. Packer is the Chief Executive Officer of each of the Blue Owl BDCs, the President of each of the Blue Owl BDCs except OBDC III and is a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Additionally, Mr. Packer is a Co-President and director of Blue Owl. Mr. Packer is also the Head of the Credit platform and serves as a Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Packer co-founded Owl Rock Capital Partners (“Owl Rock”), the predecessor firm to Blue Owl’s Credit platform. In addition, Mr. Packer has served on the boards of directors of OBDC and OBDC II since March 2016 and November 2016, respectively, on the board of directors of OTF since August 2018, on the boards of directors of OBDC III and OCIC since February 2020 and September 2020, respectively, and since June 2021 and November 2021 he has served on the boards of directors of OTIC and the Company, respectively. Mr. Packer also served as President of OBDC III since its inception until January 2024. Prior to co-founding Owl Rock, Mr. Packer was a Partner and Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs & Co., Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette. Mr. Packer serves as Treasurer of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut. Mr. Packer is also on the Advisory Board for the Mount Sinai Department of Rehabilitation and Human Performance. In addition, Mr. Packer is on the Foundation Board of Trustees for the McIntire School of Commerce, University of Virginia and is a member of the Board of Trustees of the University of Virginia Athletics Foundation. Mr. Packer earned an M.B.A. from Harvard Business School a B.S. from the University of Virginia.
We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser provide an important skillset and knowledge base to the Board.
Meetings and Attendance
The Board met nineteen times during 2023 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2023.
Board Attendance at the Annual Meeting
Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time.

Board Leadership Structure and Role in Risk Oversight
Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is currently composed of six members, five of whom are directors who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.
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
Communications with Directors
Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual directors or any group or committee of directors, correspondence should be addressed to the Board or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent to Blue Owl Technology Finance Corp. II, 399 Park Avenue, 37th Floor, New York, New York 10022, Attention: Secretary.
Committees of the Board
The Board has an Audit Committee and a Nominating and Corporate Governance Committee, and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit and Nominating and Corporate Governance Committees can be accessed on the Company’s website at www.blueowl.com.

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
The Audit Committee had nine formal meetings in 2023.
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
The Nominating and Corporate Governance Committee had two formal meetings in 2023.
Director Nominations
Nomination for election as a director may be made by, or at the direction of, the Nominating and Corporate Governance Committee or by shareholders in compliance with the procedures set forth in our bylaws.
Shareholder proposals or director nominations to be presented at the annual meeting of shareholders, other than shareholder proposals submitted pursuant to the SEC’s Rule 14a-8, must be submitted in accordance with the advance notice procedures and other requirements set forth in our bylaws. These requirements are separate from the requirements discussed above to have the shareholder nomination or other proposal included in our proxy statement and form of proxy/voting instruction card pursuant to the SEC’s rules.
Our bylaws require that the proposal or recommendation for nomination must be delivered to, or mailed and received at, the principal executive offices of the Company not earlier than the 150th day prior to the one year anniversary of the date the Company’s proxy statement for the preceding year’s annual meeting, or later than the 120th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting. If the date of the annual meeting has changed by more than 30 days from the first anniversary of the date of the preceding year’s annual meeting, shareholder proposals or director nominations must be so received not earlier than the 150th day prior to the date of such annual meeting and not later than the 120th day prior to the date of such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made.
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
The Nominating and Corporate Governance Committee’s goal is to assemble a board that brings to the Company a variety of perspectives and skills derived from high-quality business and professional experience.
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
The Board has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Board generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending director nominees. The Board believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Board’s goal of creating a Board that best serves the needs of the Company and the interests of its shareholders.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the year ended December 31, 2023, all Section 16(a) filing requirements applicable to such persons were timely filed.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct and Ethics can be accessed on our website at www.blueowl.com.

There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct and Ethics, we will promptly disclose the nature of the amendment or waiver on our website at www.blueowl.com or file a Form 8-K with the Securities and Exchange Commission.

Information about Executive Officers Who Are Not Directors
The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	51	Chief Compliance Officer	2021
Bryan Cole	39	Chief Accounting Officer	2021
Neena Reddy	46	Vice President and Secretary	2021
Jonathan Lamm	49	Chief Financial Officer and Chief Operating Officer	2021
Matthew Swatt	35	Co-Treasurer and Co-Controller	2021
Shari Withem	41	Co-Treasurer and Co-Controller	2021
Jennifer McMillon	46	Co-Treasurer and Co-Controller	2022
The address for each of our executive officers is c/o Blue Owl Technology Finance Corp. II, 399 Park Avenue, 37th Floor, New York, New York 10022.
Ms. Hager is a member of Blue Owl’s Operating Committee and also serves as the Chief Compliance Officer of Blue Owl and each of the Blue Owl Credit Advisers and the Blue Owl BDCs. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in March 2018, Ms. Hager was Chief Compliance Officer at Abbott Capital Management. Previous to Abbott, Ms. Hager worked as SVP, Director of Global Compliance and Chief Compliance Officer at The Permal Group, and as Director of Compliance at Dominick & Dominick Advisors LLC. Prior to joining Dominick & Dominick Advisors LLC, Ms. Hager was a Senior Securities Compliance Examiner/Staff Accountant at the US Securities and Exchange Commission. Ms. Hager received a B.S. in Accounting from Brooklyn College of the City University of New York.
Mr. Cole is the Chief Financial Officer and Chief Operating Officer of each of OCIC and OTIC, the Chief Operating Officer of each of OBDC II and OBDC III, and is the Chief Accounting Officer and Co-Controller of each of OBDC, OTF and the Company. Mr. Cole is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in January 2016, Mr. Cole was Assistant Controller of Business Development Corporation of America, a non-traded business development company, where he was responsible for overseeing the finance, accounting, financial reporting, operations and internal controls functions. Preceding that role, Mr. Cole worked within the Financial Services—Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Cole received a B.S. in Accounting from Fordham University and is a licensed Certified Public Accountant in New York.
Ms. Reddy is Vice President and Secretary of each of the Blue Owl BDCs and Chief Legal Officer of each of hte Blue Owl Credit Advisers. Ms. Reddy also serves as the General Counsel, Chief Legal Officer and Secretary of Blue Owl, and a member of the Blue Owl’s Executive and Operating Committees. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, from 2010 to April 2019 and was dedicated to Goldman Sachs Asset Management L.P., where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a J.D. from New York University School of Law and a B.A. in English, magna cum laude, from Georgetown University.
Mr. Lamm is Chief Financial Officer and Chief Operating Officer of each of OBDC, OTF and the Company, Chief Financial Officer of each of OBDC II and OBDC III and Vice President of each of OCIC and OTIC. Mr Lamm is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD’s finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit

Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.
Mr. Swatt is the Co-Chief Accounting Officer of OBDC II, OBDC III, OCIC and OTIC, and is the Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Mr. Swatt is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services -- Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.
Ms. Withem is the Co-Chief Accounting Officer of OBDC II, OBDC III, OCIC and OTIC, and is the Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. Withem is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in March 2018, Ms. Withem was Vice President of Sixth Street Specialty Lending, Inc., a business development company traded on the NYSE, where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.
Ms. McMillon is the Co-Chief Accounting officer of OBDC II, OBDC III, OCIC and OTIC and is the Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. McMillon is also a Managing Director of Blue Owl. Before joining Blue Owl, Ms. McMillon led the accounting department of Tiptree Inc., a national capital holding company, as the Vice President of Technical Accounting and External Reporting from 2017-2022. She was responsible for financial reporting, valuation/purchase accounting, and numerous internal control functions. From 2013-2017, Ms. McMillon served as the Regional Accounting & Reporting Director, Americas of Koch Industries/Georgia Pacific, from 2009-2013 she served as an Accounting Manager at Oaktree Capital and Centerbridge Partners, and prior to that Ms. McMillon worked in public accounting for nearly ten years, spending most of this tenure at PricewaterhouseCoopers. Ms. McMillon earned her B.S. in Accounting from Florida State University and is a licensed Certified Public Accountant in New York.
Portfolio Managers
The management of the Company’s investment portfolio is the responsibility of the Adviser’s Technology Lending Investment Committee. The Company considers these individuals to be its portfolio managers. The members of the Technology Lending Investment Committee function as portfolio manager with the most significant responsibility for the day-to-day management of our portfolio. Each member of the Technology Lending Investment Committee is responsible for determining whether to make prospective investments and monitoring the performance of the investment portfolio. The Technology Lending Investment Committee is comprised of Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, Alexis Maged, Erik Bissonnette, Pravin Vazirani and Jon ten Oever. The Technology Lending Investment Committee meets regularly to consider the Company’s investments, direct its strategic initiatives and supervise the actions taken by the Adviser on its behalf. In addition, the Technology Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be made) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Technology Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Technology Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Technology Lending Investment Committee. The compensation packages of certain Technology Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
The Investment Team is led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures the Company’s investments and monitors the Company’s portfolio companies on an ongoing basis.
None of the Adviser’s investment professionals receive any direct compensation from the Company in connection with the management of the Company’s portfolio. Certain members of the Technology Lending Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.
The members of the Technology Lending Investment Committee perform a similar role for OTIC and OTF and certain members of the Technology Lending Investment Committee also perform a similar role for OBDC, OBDC II, OBDC III and OCIC, from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Blue Owl Credit Advisers’ investment allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS – Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us” for a discussion of potential conflicts of interests.
The members of the Technology Lending Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. Information regarding the Technology Lending Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Erik Bissonnette	1979
Pravin Vazirani	1973
Jon ten Oever	1972
In addition to managing our investments, as of December 31, 2023, our portfolio managers also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Technology Finance Corp.	Business development company	U.S. middle-market technology lending	$6,652.2
Blue Owl Technology Income Corp.	Business development company	U.S. middle-market technology lending	$3,327.4
In addition to managing our investments, as of December 31, 2023, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, and Alexis Maged also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Capital Corporation	Business development company	U.S. middle-market lending	$13,511.4
Blue Owl Capital Corporation II	Business development company	U.S. middle-market lending	$2,190.6
Blue Owl Capital Corporation III	Business development company	U.S. middle-market lending	$3,761.1
Blue Owl Credit Income Corp.	Business development company	U.S. middle-market lending	$17,259.0
As of December 31, 2023, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, and Alexis Maged also managed private funds (the “Blue Owl Credit Private Funds” and together with the Blue Owl Credit BDCs, the “Blue Owl Credit Clients”) with a total of approximately $8.8 billion in gross assets.
The management and incentive fees payable by the Blue Owl Credit Clients are based on the gross or net assets and performance of each Blue Owl Credit Client.
Biographical information regarding the members of the Technology Lending Investment Committee, who are not directors or executive officers of the Company is as follows:
Douglas I. Ostrover
Mr. Ostrover is Co-Chief Executive Officer of Blue Owl, a member of the firm’s Executive Committee and the chairman of the firm’s board of directors. Mr. Ostrover is also the Co-Chief Executive Officer and serves as Co-Chief Investment Officer of each of the Blue Owl Credit Advisers. Mr. Ostrover is also a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Previously, Mr. Ostrover co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Mr. Ostrover served on the boards of directors of OBDC and OBDC II from 2016-2021, on the board of directors of OTF from 2018-2021, and on the boards of directors of OBDC III and OCIC from 2020-2021. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB’s Leverage Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ”), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the board of directors of the Michael J. Fox Foundation, the Mount Sinai Health System, and the Leadership Council for Memorial Sloan Kettering. Mr. Ostrover also serves on the investment committee of the Brunswick School. Mr. Ostrover received an M.B.A. from New York University Stern School of Business and a B.A. in Economics from the University of Pennsylvania.
Marc S. Lipschultz
Mr. Lipschultz is Co-Chief Executive Officer of Blue Owl, a member of the firm’s Executive Committee and a member of the firm’s board of directors. Mr. Lipschultz also serves as Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Lipschultz co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Prior to co-founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR serving on the firm’s Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, private credit and real assets. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. Mr. Lipschultz serves on the board of the Hess Corporation, and is actively involved in a variety of non-profit organizations, serving as a board member of the American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School, Stanford University Board of Trustees and the 92nd Street Y. Mr. Lipschultz received an M.B.A. with high distinction, Baker Scholar, from Harvard Business School and an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University.
Alexis Maged
Mr. Maged is Chief Credit Officer of Blue Owl’s Credit platform, a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of each of the Blue Owl Credit Advisers, and Vice President of each of the Blue Owl BDCs. Mr. Maged is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in January 2016, Mr. Maged was Chief Financial Officer of Barkbox, Inc., a New York-based provider of pet-themed products and technology, from September 2014 to November 2015. Prior to that, Mr. Maged was a Managing Director with Goldman Sachs & Co. from 2007 until 2014. At Goldman Sachs & Co., Mr. Maged held several leadership positions, including Chief Operating Officer of the investment bank’s Global Credit Finance businesses, Co-Chair of the Credit Markets Capital Committee and a member of the Firmwide Capital Committee. Prior to assuming that role in 2011, Mr. Maged served as Chief Underwriting Officer for the Americas and oversaw the U.S. Bank Debt Portfolio Group and US Loan Negotiation Group. From mid-2007 to the end of 2008, Mr. Maged was Head of Bridge Finance Capital Markets in the Americas Financing Group’s Leveraged Finance Group, where he coordinated the firm’s High Yield Bridge Lending and Syndication business. Prior to joining Goldman, Sachs & Co, Mr. Maged was Head of the Bridge Finance Group at Credit Suisse and also worked in the Loan Capital Markets Group at Donaldson, Lufkin and Jenrette (“DLJ”). Upon DLJ’s merger with Credit Suisse in 2000, Mr. Maged joined Credit Suisse’s Syndicated Loan Group and, in 2003, founded its Bridge Finance Group. Earlier in his career, Mr. Maged was a member of the West Coast Sponsor Coverage Group at Citigroup and the Derivatives Group at Republic National Bank, as well as a founding member of the Loan Syndication Group at Swiss Bank Corporation. Mr. Maged received an M.B.A. from New York University Stern School of Business and a B.A. from Vassar College.
Erik Bissonnette
Mr. Bissonnette is a Managing Director of Blue Owl and is a member of the Adviser’s Technology Lending Investment Committee. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in 2018, Mr. Bissonnette was a Managing Director and Head of Technology Leveraged Finance at Capital Source from 2009 to 2017. Preceding Capital Source, Mr. Bissonnette was an Associate at ABS Capital Partners from 2007 to 2009. Prior to that, Mr. Bissonnette was an Associate at Wachovia Securities for four years, and Analyst at Banc of America Securities from 2001 to 2003. Mr. Bissonnette received a B.A. in Economics with a double major in English from Wake Forest University.

Pravin Vazirani
Mr. Vazirani is a Managing Director of Blue Owl and is a member of the Adviser’s Technology Lending Investment Committee. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in 2018, Mr. Vazirani was a partner with Menlo Ventures. While at Menlo Ventures Mr. Vazirani focused on investments in the SaaS, cloud and e-commerce sectors. Mr. Vazirani’s prior investments include Carbonite (IPO: CARB); Centrality Communications (acquired by SiR F Holdings); EdgeCast Networks (acquired by Verizon); Credant Technologies (acquired by Dell); Like.com (acquired by Google); and newScale (acquired by Cisco Systems). Mr. Vazirani started his career as an engineer working at the Jet Propulsion Laboratory. Later, Mr. Vazirani worked for Pacific Communication Sciences and ADC Telecommunications as a product manager. Mr. Vazirani received an M.B.A. from the Harvard University Graduate School of Business and B.S. and M.S. degrees in electrical engineering from MIT.
Jon ten Oever
Mr. ten Oever is a Managing Director of Blue Owl, serves as the Head of Technology Credit for each of the Blue Owl Credit Advisers and serves as a member of the Adviser’s Technology Lending Investment Committee. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in 2019, Mr. ten Oever was a Managing Director at Goldman Sachs & Co. from 2008 until 2019. At Goldman Sachs & Co., Mr. ten Oever held several positions in the Americas Financing Group’s Leveraged Finance Group, including leadership of the TMT and Healthcare verticals. Prior to working at Goldman Sachs, Mr. ten Oever was a Vice President at Credit Suisse Securities (USA) LLC, in the Media & Telecom Group from 2000 until 2008 and an attorney at Sullivan & Cromwell LLP from 1997 until 2000. Mr. ten Oever received a J.D. from Yale Law School and a B.A. from Huron College at the University of Western Ontario.
The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Technology Lending Investment Committee as of March 5, 2024 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this annual report, the term “Fund Complex” is defined to include the Blue Owl BDCs.

Name	Dollar Range of Equity Securities in Blue Owl Technology Finance Corp. II(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Douglas I. Ostrover	over $100,000(4)	over $100,000
Marc S. Lipschultz	None	over $100,000
Craig W. Packer	None	over $100,000
Alexis Maged	None	over $100,000
Erik Bissonnette	over $100,000	over $100,000
Pravin Vazirani	None	over $100,000
Jon ten Oever	$50,001-$100,000	over $100,000
____________________
(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.
(2)The dollar range of equity securities of the Company beneficially owned by members of the Technology Lending Investment Committee, if applicable, is calculated by multiplying the net asset value per share of the Company as of December 31, 2023 times the number of shares beneficially owned.
(3)The dollar range of equity securities in the Fund Complex beneficially owned by members of the Technology Lending Investment Committee, if applicable, is the sum of (1) the closing price per share of Blue Owl Capital Corporation’s common stock on March 5, 2024 multiplied by the number of shares of Blue Owl Capital Corporation’s common stock beneficially owned by the Technology Lending Investment Committee member, (2) the current net asset value per share of Blue Owl Capital Corporation II’s common stock multiplied by the number of shares of Blue Owl Capital Corporation II’s common stock beneficially owned by the Technology Lending Investment Committee member, (3) the current net asset value per share of Blue Owl Technology Finance Corp.’s common stock multiplied by the number of shares of Blue Owl Technology Finance Corp.'s common stock beneficially owned by the Technology Lending Investment Committee member, (4) the current net offering price per share of Blue Owl Credit Income Corp.’s common stock multiplied by the number of shares of Blue Owl Credit Income Corp.’s common stock beneficially owned by the Technology Lending Investment Committee member, (5) the closing price per share of Blue Owl Capital Corporation III’s common stock on March 5, 2024 multiplied by the number of shares of Blue Owl Capital Corporation III’s common stock beneficially owned by the Technology Lending Investment Committee member, (6) the current net offering price per share of Blue Owl Technology Income Corp.’s common stock multiplied by the number of shares of Blue Owl Technology Income Corp.’s common stock beneficially owned by the Technology Lending Investment Committee Member and (7) the total dollar range of equity securities in the Company beneficially owned by the Technology Lending Investment Committee member.
(4)Reflects the shares held by Owl Rock FIC Tech BDC LLC. Mr. Ostrover disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

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
None of our executive officers will receive direct compensation from us. We will reimburse the Adviser the allocable portion of the compensation paid by the Adviser (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). The members of the Technology Lending Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.
Director Compensation
No compensation is expected to be paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in-person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. As of December 31, 2023, these directors were Edward D’Alelio, Christopher M. Temple, Eric Kaye, Melissa Weiler, and Victor Woolridge. We pay each independent director the following amounts for serving as a director:

		Annual Committee Chair Cash Retainer
Assets Under Management	Annual Cash Retainer	Chair of the Board	Audit	Committee Chair
$0 < $2.5 Billion	$150,000	$15,000	$10,000	$5,000
$2.5 Billion < $5 Billion	$175,000	$15,000	$10,000	$5,000
$5 Billion < $10 Billion	$200,000	$15,000	$10,000	$5,000
≥ $10 Billion	$250,000	$15,000	$10,000	$5,000
We also reimburse each of the directors for all reasonable and authorized business expenses in accordance with our policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and each committee meeting not held concurrently with a board meeting.
The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2023:

Name of Director	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$190,000	$190,000	$1,465,462
Christopher M. Temple	$185,000	$185,000	$1,430,462
Eric Kaye	$180,000	$180,000	$1,395,462
Melissa Weiler	$175,000	$175,000	$1,360,462
Victor Woolridge	$175,000	$175,000	$1,360,462
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 5, 2024 the beneficial ownership as indicated in the Company’s books and records of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.
The percentage ownership is based on 118,906,960 shares of our common stock outstanding as of March 5, 2024. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Number of Shares Owned	Percentage of Class Outstanding
5% Owners
The Regents Of The University Of California(1)	14,476,157	12%
CH-IP Owl Rock Tech II L.L.C.(2)	9,766,382	8%
California State Teachers' Retirement System(3)	10,413,282	9%
Orange County Employees Retirement System(4)	7,849,482	7%
Interested Directors
Craig W. Packer	—	—
Independent Directors
Edward D'Alelio	—	—
Eric Kaye	—	—
Christopher M. Temple	—	—
Melissa Weiler	—	—
Victor Woolridge(5)	5,303	*
Executive Officers
Karen Hager	—	—
Bryan Cole	—	—
Neena Reddy	—	—
Jonathan Lamm	—	—
Shari Withem	—	—
Matthew Swatt	—	—
Jennifer McMillon	—	—
All officers and directors as a group (13 persons)(6)	5,303	*
*Less than 1%
(1)The address of The Regents Of The University of California is 1111 Broadway, 21st Floor, Oakland, CA 94607.
(2)CH-IP Owl Rock Tech II, L.L.C (“CH-IP Owl Rock Tech”) is a Delaware limited liability company and is the record and direct beneficial owner of the shares of common stock. Oak Lawn Direct Investors GP, L.L.C., a Delaware limited liability company (“Oak Lawn”) is the managing member of CH-IP Owl Rock Tech. CH Investment Partners, L.L.C., a Delaware limited liability company (“CHIP”) is the investment manager of CH-IP Owl Rock Tech. As investment manager, CHIP has been granted exclusive investment discretion and investment management authority with respect to CH-IP Owl Rock Tech and the shares of common stock owned thereby, but CHIP does not have the power to vote (or direct the vote) of such shares. Pursuant to the Limited Liability Company Agreement of CH-IP Owl Rock Tech, the members of CH-IP Owl Rock Tech have pass-through voting rights such that if any vote or consent is required to be cast or given by CH-IP Owl Rock Tech as a shareholder of Blue Owl Technology Finance Corp. II, then CHIP must first obtain direction from the members of CH-IP Owl Rock Tech on how to cast such vote or give such consent on behalf of CH-IP Owl Rock Tech and vote the shares of common stock owned by CH-IP Owl Rock Tech in accordance with directions. Oak Lawn Capital Management, L.P., a Delaware limited partnership (“OLCM”), is the managing member of CHIP. I35 Investors, Inc., a Texas corporation (“I35”), is the manager of Oak Lawn and the sole general partner of OLCM. Michael Silverman and Kyle Rimer are the Co-Presidents of, and may be deemed to beneficially own the securities beneficially owned by, I35 and CHIP. The business address for each of CH-IP Owl Rock Tech, CHIP, OLCM, and I35 is 3953 Maple Avenue, Suite 250, Dallas, Texas 75219.
(3)The address of California State Teachers’ Retirement System is 100 Waterfront Place, West Sacramento, CA 95606-2807.
(4)The address of Orange County Employees Retirement System is 2223 E. Wellington Ave, Santa Ana, CA 92701.
(5)Shares are held by Victor Woolridge 2022 Trust.
(6)The address for each of the directors and officers is c/o Blue Owl Technology Finance Corp. II, 399 Park Avenue, 37th Floor, New York, New York 10022.
Dollar Range of Equity Securities Beneficially Owned by Directors
The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of March 5, 2024 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Blue Owl BDCs.

Name of Director	Dollar Range of Equity Securities in Blue Owl Technology Finance Corp. II(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Craig W. Packer	None	over $100,000
Independent Directors
Edward D'Alelio	None	over $100,000
Eric Kaye	None	over $100,000
Christopher M. Temple	None	over $100,000
Melissa Weiler	None	over $100,000
Victor Woolridge	$50,001-$100,000	over $100,000
(1)Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
(2)The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the net asset value per share of the Company as of December 31, 2023, times the number of shares of the Company’s common stock beneficially owned.
(3)The dollar range of equity securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (1) the closing price per share of Blue Owl Capital Corporation’s common stock on March 5, 2024 multiplied by the number of shares of Blue Owl Capital Corporation’s common stock beneficially owned by the director, (2) the current net asset value per share of Blue Owl Capital Corporation II’s common stock multiplied by the number of shares of Blue Owl Capital Corporation II’s common stock beneficially owned by the director, (3) the current net asset value per share of Blue Owl Technology Finance Corp.’s common stock multiplied by the number of shares of Blue Owl Technology Finance Corp.’s common stock beneficially owned by the director, (4) the current net offering price per share of Blue Owl Credit Income Corp.’s common stock multiplied by the number of shares of Blue Owl Credit Income Corp.’s common stock beneficially owned by the director, (5) the closing price per share of Blue Owl Capital Corporation III’s common stock on March 5, 2024 multiplied by the number of shares of Blue Owl Capital Corporation III’s common stock beneficially owned by the director, (6) the current net offering price per share of Blue Owl Technology Income Corp.’s common stock multiplied by the number of shares of Blue Owl Technology Income Corp.’s common stock beneficially owned by the director and (7) the total dollar range of equity securities in the Company beneficially owned by the director.
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
Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Blue Owl Credit Advisers and officers and directors of the Company and certain professionals of Blue Owl and the Adviser are officers of Blue Owl Securities LLC. In addition, our executive officers and directors and the members of the Adviser and members of its Technology Lending Investment Committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Blue Owl Credit Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objective similar to our investment objective. At time we may compete with these other entities managed by the other Blue Owl Credit Advisers, including the Blue Owl Credit Clients, for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Blue Owl Credit Clients. This can create a potential conflict when allocating investment opportunities among us and such other Blue Owl Credit Clients. An investment opportunity that is suitable for multiple clients of the Blue Owl Credit Advisers may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, in order for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Blue Owl Credit Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.

Allocation of Investment Opportunities
The Blue Owl Credit Advisers intend to allocate investment opportunities in a manner that is fair and equitable over time and is consistent with its allocation policy, so that no client of the Adviser or its affiliates is disadvantaged in relation to any other client of the Adviser or its affiliates, taking into account such factors as the relative amounts of capital available for new investments, cash on hand, existing commitments and reserves, the investment programs and portfolio positions of the participating investment accounts, the clients for which participation is appropriate, targeted leverage level, targeted asset mix and any other factors deemed appropriate. The Blue Owl Credit Advisers intend to allocate common expenses among us and other clients of the Adviser and its affiliates in a manner that is fair and equitable over time or in such other manner as may be required by applicable law or the Investment Advisory Agreement. Fees and expenses generated in connection with potential portfolio investments that are not consummated will be allocated in a manner that is fair and equitable over time and in accordance with policies adopted by the Blue Owl Credit Advisers and the Investment Advisory Agreement.
The Blue Owl Credit Advisers have put in place an investment allocation policy that seeks to ensure the equitable allocation of investment opportunities and addresses the co-investment restrictions set forth under the 1940 Act. When we engage in co-investments as permitted by the exemptive relief described below, we will do so in a manner consistent with the Blue Owl Credit Advisers’ allocation policy. In situations where co-investment with other entities managed by the Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, a committee comprised of certain executive officers of the Blue Owl Credit Advisers (including executive officers of the Adviser) along with other officers and employees, will need to decide whether we or such other entity or entities will proceed with the investment. The allocation committee will make these determinations based on the Blue Owl Credit Advisers’ allocation policy, which generally requires that such opportunities be offered to eligible accounts in a manner that will be fair and equitable over time.
The Blue Owl Credit Advisers’ allocation policy is designed to manage the potential conflicts of interest between the Adviser’s fiduciary obligations to us and its or its affiliates’ similar fiduciary obligations to other clients, including the Blue Owl Credit Clients; however, there can be no assurance that the Blue Owl Credit Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.
The allocation of investment opportunities among us and any of the other investment funds sponsored or accounts managed by the Adviser or its affiliates may not always, and often will not, be proportional. In general, pursuant to the Blue Owl Credit Advisers’ allocation policy, the process for making an allocation determination includes an assessment as to whether a particular investment opportunity (including any follow-on investment in, or disposition from, an existing portfolio company held by the Company or another investment fund or account) is suitable for us or another investment fund or account including the Blue Owl Credit Clients. In making this assessment, the Blue Owl Credit Advisers may consider a variety of factors, including, without limitation: the investment objectives, guidelines and strategies applicable to the investment fund or account; the nature of the investment, including its risk-return profile and expected holding period; portfolio diversification and concentration concerns; the liquidity needs of the investment fund or account; the ability of the investment fund or account to accommodate structural, timing and other aspects of the investment process; the life cycle of the investment fund or account; legal, tax and regulatory requirements and restrictions, including, as applicable, compliance with the 1940 Act (including requirements and restrictions pertaining to co-investment opportunities discussed below); compliance with existing agreements of the investment fund or account; the available capital of the investment fund or account; diversification requirements for BDCs or RICs; the gross asset value and net asset value of the investment fund or account; the current and targeted leverage levels for the investment fund or account; and portfolio construction considerations. The relevance of each of these criteria will vary from investment opportunity to investment opportunity. In circumstances where the investment objectives of multiple investment funds or accounts regularly overlap, while the specific facts and circumstances of each allocation decision will be determinative, the Blue Owl Credit Advisers may afford prior decisions precedential value.
Pursuant to the Blue Owl Credit Advisers’ allocation policy, if through the foregoing analysis, it is determined that an investment opportunity is appropriate for multiple investment funds or accounts, the Blue Owl Credit Advisers generally will determine the appropriate size of the opportunity for each such investment fund or account. If an investment opportunity falls within the mandate of two or more investment funds or accounts, and there are no restrictions on such funds or accounts investing with each other, then each investment fund or account will receive the amount of the investment that it is seeking, as determined based on the criteria set forth above.
Certain allocations may be more advantageous to us relative to one or all of the other investment funds, or vice versa. While the Blue Owl Credit Advisers will seek to allocate investment opportunities in a way that it believes in good faith is fair and equitable over time, there can be no assurance that our actual allocation of an investment opportunity, if any, or terms on which the allocation is made, will be as favorable as they would be if the conflicts of interest to which the Adviser may be subject did not exist.
Exemptive Relief
We rely on an order for exemptive relief (as amended, the “Order”) that has been granted by the SEC to ORCA and its affiliates, to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser or its affiliates or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investment in our existing portfolio companies with certain affiliates that are private funds if such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ investment allocation policy incorporates the conditions of the Order. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the other Blue Owl BDCs and/or other funds established by the Blue Owl Credit Advisers that could avail themselves of the exemptive relief and that have an investment objective similar to ours.
Review, Approval or Ratification of Transactions with Related Persons
The Audit Committee is required to review and approve any transactions with related persons (as such term is defined in Item 404 of Regulation S-K).
License Agreement
We have entered into a license agreement (the “License Agreement”), pursuant to which an affiliate of Blue Owl has granted us a non-exclusive license to use the name “Blue Owl.” Under the License Agreement, we have a right to use the Blue Owl name for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Blue Owl” name or logo.
Material Non-Public Information
Our senior management, members of the Technology Lending Investment Committee and other investment professionals from the Adviser may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non-public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.
Director Independence
Pursuant to our certificate of incorporation, a majority of the Board will at all times consist of directors who are not “interested persons” of us, of the Adviser, or of any of our or its respective affiliates, as defined in the 1940 Act. We refer to these directors as our “Independent Directors.”
Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that each of Messrs. Woolridge, Kaye, Temple, and D’Alelio and Ms. Weiler are independent, has no material relationship with the Company, and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Mr. Packer is considered an “interested person” (as defined in the 1940 Act) of the Company since he is employed by the Adviser.
Item 14. Principal Accounting Fees and Services.
KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2023. KPMG LLP acted as the Company’s independent registered accounting firm for the fiscal years ended December 31, 2022 and 2021.

Fees
Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
	2023	2022	2021(1)
Audit Fees(2)	$602,500	$518,250	$51,000
Audit-Related Fees(3)	—	—	—
Tax Fees(4)	92,425	78,750	12,000
All Other Fees(5)	—	—	—
Total Fees	$694,925	$597,000	$63,000
(1)The Company was initially capitalized on November 30, 2021 and commenced operations on December 1, 2021 with the initial closing of its Private Offering.
(2)“Audit Fees” are fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of interim financial statements or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements.
(3)“Audit-Related Fees” are fees billed for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported under ”Audit Fees.”
(4)“Tax Fees” are fees billed services rendered by KPMG for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.
(5)“All Other Fees” are fees billed for services other then those stated above.
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
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this annual report:
(1)Financial Statements – Financial statements are included in Item 8. See the Index to the Consolidated Financial Statements on page F-1 of this annual report on Form 10-K.
(2)Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements included in this annual report on Form 10-K.
(3)Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference
Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.
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

10.8
Senior Secured Credit Agreement, dated June 9, 2022, between Owl Rock Technology Finance Corp. II, the Lenders and Issuing Banks party thereto and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2022).

10.9
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

10.10
Sale and Contribution Agreement, dated July 15, 2022, between Owl Rock Technology Finance Corp. II, as Seller and Athena Funding I LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K, filed on July 20, 2022).

10.11
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

10.12
Purchase and Sale Agreement, dated November 8, 2022, by and between Athena Funding II LLC, as Purchaser, and Owl Rock Technology Finance Corp. II, as Seller (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 10, 2022).

10.13
First Amendment to Revolving Credit Agreement dated January 4, 2023, between Owl Rock Technology Finance Corp. II as the Initial borrower, Wells Fargo Bank, National Association, as the Administrative Agent, Letter of Credit Issuer and a Lender, and Wells Fargo Securities, LLC, as the Sole Bookrunner and the Sole Lead Arranger (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed on March 3, 2023).

10.14
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

10.15
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

10.16
License Agreement, dated as of July 6, 2023, between Blue Owl Technology Finance Corp. II and Blue Owl Capital Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2023).

10.17
Third Amendment to Credit Agreement, dated as of August 15, 2023, among Athena Funding I LLC, as Borrower, Société Générale, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 17, 2023).

10.18
Fourth Amendment to Credit Agreement, dated as of September 26, 2023, among Athena Funding I LLC, as Borrower, Société Générale, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2023).

10.19
Note Purchase Agreement, dated September 27, 2023, between Blue Owl Technology Finance Corp. II and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 29, 2023).

10.20
First Amendment to Senior Secured Credit Agreement, dated as of October 13, 2023, between Blue Owl Technology Finance Corp. II, the Lenders and Issuing Banks party thereto and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 17, 2023).

10.21
Indenture and Security Agreement, dated as of December 13, 2023 by and between Athena CLO II, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 15, 2023).

10.22
Loan Sale Agreement, dated as of December 13, 2023, between Blue Owl Technology Finance Corp. II, as Seller and Athena CLO II, LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 15, 2023).

10.23
Loan Sale Agreement, dated as of December 13, 2023, between Athena Funding I LLC, as Seller and Athena CLO II, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 15, 2023).

10.24
Class A-L Credit Agreement, dated as of December 13, 2023, among Athena CLO II, LLC, as Borrower, State Street Bank and Trust Company, as Loan Agent and as Trustee, and each of the Lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on December 15, 2023).

10.25
Collateral Management Agreement, dated as of December 13, 2023, between Athena CLO II, LLC and Blue Owl Technology Credit Advisors II LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on December 15, 2023).

14.1*	Code of Ethics.
21.1*	List of Subsidiaries.
24	Power of attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________
*Filed herein
**Furnished herein.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Technology Finance Corp. II

Date: March 5, 2024	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Jonathan Lamm, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2023, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 5, 2024.

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