Form 10-Q
period 2024-03-31
Blue Owl Technology Finance Corp. II
filed 2024-05-09
CIK 1889668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of May 9, 2024, the registrant had 135,030,823 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data

Blue Owl Technology Finance Corp. II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $3,821,822 and $3,673,336, respectively)	$3,852,641	$3,695,692
Non-controlled, affiliated investments (amortized cost of $131,704 and $112,461, respectively)	132,403	111,947
Total investments at fair value (amortized cost of $3,953,526 and $3,785,797, respectively)	3,985,044	3,807,639
Cash	67,135	64,899
Interest receivable	35,861	29,019
Dividend income receivable	10,646	11,821
Subscription receivable	229	—
Prepaid expenses and other assets	1,478	408
Total Assets	$4,100,393	$3,913,786
Liabilities
Debt (net of unamortized debt issuance costs of $25,224 and $26,047, respectively)	$1,912,855	$2,025,308
Management fee payable	13,644	13,179
Distribution payable	44,117	35,184
Incentive fee payable	9,653	7,661
Payables to affiliates	1,986	848
Accrued expenses and other liabilities	20,563	14,027
Total Liabilities	$2,002,818	$2,096,207
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 135,030,823 and 118,624,729 shares issued and outstanding, respectively	$1,350	$1,186
Additional paid-in-capital	1,983,611	1,729,540
Total accumulated undistributed earnings	112,614	86,853
Total Net Assets	2,097,575	1,817,579
Total Liabilities and Net Assets	$4,100,393	$3,913,786
Net Asset Value Per Share	$15.53	$15.32

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$101,384	$61,049
Payment-in-kind interest income	6,996	2,768
Dividend income	4,165	—
Payment-in-kind dividend income	6,701	13,035
Other income	3,159	629
Total investment income from non-controlled, non-affiliated investments	122,405	77,481
Investment income from non-controlled, affiliated investments:
Interest income	540	—
Payment-in-kind interest income	42	—
Dividend income	801	—
Total investment income from non-controlled, affiliated investments	1,383	—
Total Investment Income	123,788	77,481
Expenses
Interest expense	$43,554	$25,951
Management fees	13,644	11,106
Incentive fees	7,767	3,837
Offering expenses	20	50
Professional fees	1,369	849
Directors' fees	226	196
Other general and administrative	977	903
Total Expenses	67,557	42,892
Net Investment Income (Loss) Before Taxes	56,231	34,589
Income tax expense (benefit), including excise tax expense (benefit)	368	154
Net Investment Income (Loss) After Taxes	55,863	34,435
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$13,807	$13,937
Non-controlled, affiliated investments	1,214	8
Translation of assets and liabilities in foreign currencies	(2,107)	(639)
Income tax (provision) benefit	4	(2)
Total Net Change in Unrealized Gain (Loss)	12,918	13,304
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$1,084	$(2)
Foreign currency transactions	13	1,253
Total Net Realized Gain (Loss)	1,097	1,251
Total Net Realized and Change in Unrealized Gain (Loss)	$14,015	$14,555
Net Increase (Decrease) in Net Assets Resulting from Operations	$69,878	$48,990
Earnings (Loss) Per Share - Basic and Diluted	$0.57	$0.58
Weighted Average Shares Outstanding - Basic and Diluted	122,155,712	84,737,073

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
ManTech International Corporation(8)	First lien senior secured loan	S +	5.75%	9/2029	$64,750	$63,647	$64,749	3.1%
ManTech International Corporation(8)(14)(16)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	5,653	5,477	5,653	0.3%
ManTech International Corporation(14)(15)	First lien senior secured revolving loan	S +	5.75%	9/2028	—	(128)	—	—%
						68,996	70,402	3.4%
Application Software
Anaplan, Inc.(8)	First lien senior secured loan	S +	6.50%	6/2029	130,890	129,843	130,889	6.2%
Anaplan, Inc.(14)(15)	First lien senior secured revolving loan	S +	6.50%	6/2028	—	(66)	—	—%
Armstrong Bidco Limited (dba The Access Group)(12)(21)	First lien senior secured GBP term loan	SA +	5.25%	6/2029	£5,314	6,406	6,663	0.3%
Armstrong Bidco Limited (dba The Access Group)(12)(16)(21)	First lien senior secured GBP delayed draw term loan	SA +	5.25%	6/2025	£2,773	3,343	3,476	0.2%
Avalara, Inc.(8)	First lien senior secured loan	S +	7.25%	10/2028	104,545	103,277	104,544	5.0%
Avalara, Inc.(14)(15)	First lien senior secured revolving loan	S +	7.25%	10/2028	—	(119)	—	—%
Community Brands ParentCo, LLC(7)	First lien senior secured loan	S +	5.50%	2/2028	12,495	12,322	12,401	0.6%
Community Brands ParentCo, LLC(14)(15)	First lien senior secured revolving loan	S +	5.50%	2/2028	—	(10)	(6)	—%
Coupa Holdings, LLC(8)	First lien senior secured loan	S +	7.50%	2/2030	84,811	82,865	84,175	4.0%
Coupa Holdings, LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	7.50%	8/2024	—	(80)	—	—%
Coupa Holdings, LLC(14)(15)	First lien senior secured revolving loan	S +	7.50%	2/2029	—	(119)	(43)	—%
Fullsteam Operations, LLC(8)	First lien senior secured loan	S +	8.25%	11/2029	10,593	10,287	10,593	0.5%
Fullsteam Operations, LLC(8)(14)(16)	First lien senior secured delayed draw term loan	S +	8.25%	5/2025	2,092	2,014	2,092	0.1%
Fullsteam Operations, LLC(8)(14)(16)	First lien senior secured delayed draw term loan	S +	8.25%	11/2025	410	383	410	—%
Fullsteam Operations, LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	7.00%	8/2025	—	(55)	(55)	—%
Fullsteam Operations, LLC(14)(15)	First lien senior secured revolving loan	S +	8.25%	11/2029	—	(16)	—	—%
Granicus, Inc.(7)	First lien senior secured loan	S +	5.75% (2.25% PIK)	1/2031	1,937	1,918	1,917	0.1%
Granicus, Inc.(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.25%	1/2026	—	(1)	(1)	—%
Granicus, Inc.(14)(15)	First lien senior secured revolving loan	S +	5.25%	1/2031	—	(3)	(3)	—%
Grayshift, LLC(7)(21)	First lien senior secured loan	S +	8.00%	7/2028	112,646	111,220	111,801	5.3%
Grayshift, LLC(14)(15)(21)	First lien senior secured revolving loan	S +	8.00%	7/2028	—	(41)	(44)	—%
Quartz Acquireco, LLC (dba Qualtrics)(5)(8)	First lien senior secured loan	S +	3.50%	6/2030	4,975	4,931	4,981	0.2%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Zendesk, Inc.(8)	First lien senior secured loan	S +	6.25%	11/2028	94,047	92,489	93,576	4.5%
Zendesk, Inc.(14)(15)(16)	First lien senior secured delayed draw term loan	S +	6.25%	11/2024	—	(659)	—	—%
Zendesk, Inc.(14)(15)	First lien senior secured revolving loan	S +	6.25%	11/2028	—	(146)	(47)	—%
						559,983	567,319	27.0%
Banks
Finastra USA, Inc.(9)(21)	First lien senior secured loan	S +	7.25%	9/2029	82,382	81,558	81,969	3.9%
Finastra USA, Inc.(7)(14)(21)	First lien senior secured revolving loan	S +	7.25%	9/2029	1,583	1,498	1,541	0.1%
						83,056	83,510	4.0%
Beverages
Innovation Ventures HoldCo, LLC(7)	First lien senior secured loan	S +	6.25%	3/2027	10,000	9,881	9,925	0.5%
						9,881	9,925	0.5%
Building products
EET Buyer, Inc. (dba e-Emphasys)(8)	First lien senior secured loan	S +	6.50%	11/2027	9,578	9,459	9,578	0.5%
EET Buyer, Inc. (dba e-Emphasys)(8)(14)	First lien senior secured revolving loan	S +	6.50%	11/2027	160	151	160	—%
						9,610	9,738	0.5%
Commercial Services & Supplies
SimpliSafe Holding Corporation(7)	First lien senior secured loan	S +	6.25%	5/2028	20,216	19,936	20,166	1.0%
SimpliSafe Holding Corporation(7)(14)(16)	First lien senior secured delayed draw term loan	S +	6.25%	5/2024	681	657	679	—%
						20,593	20,845	1.0%
Construction & Engineering
Dodge Construction Network LLC(8)	First lien senior secured loan	S +	4.75%	2/2029	9,825	9,713	7,958	0.4%
						9,713	7,958	0.4%
Diversified Consumer Services
Icefall Parent, Inc. (dba EngageSmart)(8)	First lien senior secured loan	S +	6.50%	1/2030	18,261	17,904	17,896	0.9%
Icefall Parent, Inc. (dba EngageSmart)(14)(15)	First lien senior secured revolving loan	S +	6.50%	1/2030	—	(34)	(35)	—%
Sophia, L.P.(5)(7)	First lien senior secured loan	S +	3.50%	10/2027	9,850	9,838	9,887	0.5%
						27,708	27,748	1.4%
Diversified Financial Services
Blackhawk Network Holdings, Inc.(5)(7)	First lien senior secured loan	S +	5.00%	3/2029	100,000	98,000	100,061	4.8%
BTRS Holdings Inc. (dba Billtrust)(8)	First lien senior secured loan	S +	8.00%	12/2028	62,962	61,291	62,174	3.0%
BTRS Holdings Inc. (dba Billtrust)(8)(14)(16)	First lien senior secured delayed draw term loan	S +	8.00%	12/2024	3,270	3,270	3,203	0.2%
BTRS Holdings Inc. (dba Billtrust)(8)(14)	First lien senior secured revolving loan	S +	7.25%	12/2028	3,358	3,200	3,274	0.2%
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S +	5.25%	11/2029	123,745	121,587	123,436	5.9%
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S +	5.25%	11/2029	20,883	20,680	20,831	1.0%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S +	5.25%	11/2029	6,342	6,311	6,326	0.3%
Computer Services, Inc. (dba CSI)(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.25%	2/2026	—	(22)	—	—%
Hg Genesis 9 SumoCo Limited(10)(21)	Unsecured EUR facility	E +	7.00% PIK	3/2027	€48,068	52,650	51,914	2.5%
Juniper Square, Inc.(8)	First lien senior secured loan	S +	9.50% (4.75% PIK)	12/2026	38,098	37,309	37,432	1.8%
Juniper Square, Inc.(14)(15)	First lien senior secured revolving loan	S +	8.50%	12/2026	—	(31)	(39)	—%
Smarsh Inc.(8)	First lien senior secured loan	S +	5.75%	2/2029	25,905	25,713	25,905	1.2%
Smarsh Inc.(8)(14)(16)	First lien senior secured delayed draw term loan	S +	5.75%	2/2024	3,238	3,190	3,238	0.2%
Smarsh Inc.(7)(14)	First lien senior secured revolving loan	S +	5.75%	2/2029	104	102	104	—%
						433,250	437,859	21.1%
Diversified Support Services
CoreTrust Purchasing Group LLC(7)	First lien senior secured loan	S +	6.50%	10/2029	25,696	25,262	25,632	1.2%
CoreTrust Purchasing Group LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	6.75%	9/2024	—	(15)	—	—%
CoreTrust Purchasing Group LLC(14)(15)	First lien senior secured revolving loan	S +	6.75%	10/2029	—	(53)	(9)	—%
						25,194	25,623	1.2%
Food & Staples Retailing
Circana Group, L.P. (fka The NPD Group, L.P.)(8)	First lien senior secured loan	S +	6.25% (2.75% PIK)	12/2028	145,700	143,349	144,972	6.9%
Circana Group, L.P. (fka The NPD Group, L.P.)(7)(14)	First lien senior secured revolving loan	S +	5.75%	12/2027	5,074	4,950	5,028	0.2%
						148,299	150,000	7.1%
Health Care Equipment & Supplies
PerkinElmer U.S. LLC(7)	First lien senior secured loan	S +	6.75%	3/2029	45,327	44,538	45,327	2.2%
						44,538	45,327	2.2%
Health Care Providers & Services
Covetrus, Inc.(8)	Second lien senior secured loan	S +	9.25%	10/2030	75,000	73,639	75,000	3.6%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(7)	First lien senior secured loan	S +	5.50%	3/2025	9,950	9,950	9,950	0.4%
Engage Debtco Limited(8)(21)	First lien senior secured loan	S +	5.75% (2.25% PIK)	7/2029	20,256	19,856	19,902	0.9%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(9)	First lien senior secured loan	S +	6.25%	12/2029	21,635	21,222	21,310	1.0%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(14)(15)	First lien senior secured revolving loan	S +	6.25%	12/2029	—	(55)	(44)	—%
Natural Partners, LLC(8)(21)	First lien senior secured loan	S +	4.50%	11/2027	9,127	9,001	9,127	0.4%
Natural Partners, LLC(14)(15)(21)	First lien senior secured revolving loan	S +	6.00%	11/2027	—	(9)	—	—%
OneOncology LLC(8)	First lien senior secured loan	S +	6.25%	6/2030	7,897	7,788	7,897	0.4%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

OneOncology LLC(8)(14)(16)	First lien senior secured delayed draw term loan	S +	6.25%	12/2024	1,032	1,003	1,032	—%
OneOncology LLC(14)(15)	First lien senior secured revolving loan	S +	6.25%	6/2029	—	(21)	—	—%
PetVet Care Centers, LLC(7)	First lien senior secured loan	S +	6.00%	11/2030	39,152	38,775	38,956	1.9%
PetVet Care Centers, LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(24)	—	—%
PetVet Care Centers, LLC(14)(15)	First lien senior secured revolving loan	S +	6.00%	11/2029	—	(54)	(27)	—%
TC Holdings, LLC (dba TrialCard)(8)	First lien senior secured loan	S +	5.00%	4/2027	8,772	8,715	8,772	0.4%
TC Holdings, LLC (dba TrialCard)(14)(15)	First lien senior secured revolving loan	S +	5.00%	4/2027	—	(7)	—	—%
Vermont Aus Pty Ltd(8)(21)	First lien senior secured loan	S +	5.65%	3/2028	9,800	9,624	9,727	0.5%
						199,403	201,602	9.5%
Health Care Technology
Athenahealth Group Inc.(5)(7)	First lien senior secured loan	S +	3.25%	2/2029	3,511	3,263	3,473	0.2%
Color Intermediate, LLC(8)	First lien senior secured loan	S +	5.50%	10/2029	48,272	47,437	47,789	2.3%
Greenway Health, LLC(9)	First lien senior secured loan	S +	6.75%	4/2029	10,300	10,005	10,068	0.5%
Hyland Software, Inc.(7)	First lien senior secured loan	S +	6.00%	9/2030	65,274	64,347	64,295	3.1%
Hyland Software, Inc.(14)(15)	First lien senior secured revolving loan	S +	6.00%	9/2029	—	(42)	(47)	—%
Iconic IMO Merger Sub, Inc.(9)	First lien senior secured loan	S +	6.00%	5/2029	20,533	20,207	20,431	1.0%
Iconic IMO Merger Sub, Inc.(9)(14)(16)	First lien senior secured delayed draw term loan	S +	6.00%	5/2024	2,053	1,999	2,043	0.1%
Iconic IMO Merger Sub, Inc.(8)(14)	First lien senior secured revolving loan	S +	6.00%	5/2028	397	363	385	—%
Imprivata, Inc.(8)	Second lien senior secured loan	S +	6.25%	12/2028	17,647	17,470	17,647	0.8%
Indikami Bidco, LLC (dba IntegriChain)(7)	First lien senior secured loan	S +	6.50% (2.50% PIK)	12/2030	56,488	55,254	55,641	2.7%
Indikami Bidco, LLC (dba IntegriChain)(14)(15)(16)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	—	(77)	—	—%
Indikami Bidco, LLC (dba IntegriChain)(7)(14)	First lien senior secured revolving loan	S +	6.00%	6/2030	1,409	1,258	1,304	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(8)	First lien senior secured loan	S +	7.00%	12/2026	28,122	28,011	27,559	1.3%
Interoperability Bidco, Inc. (dba Lyniate)(8)(14)	First lien senior secured revolving loan	S +	7.00%	12/2024	858	850	812	—%
Neptune Holdings, Inc. (dba NexTech)(9)	First lien senior secured loan	S +	6.00%	8/2030	6,601	6,445	6,469	0.3%
Neptune Holdings, Inc. (dba NexTech)(14)(15)	First lien senior secured revolving loan	S +	6.00%	8/2029	—	(20)	(18)	—%
PointClickCare Technologies, Inc.(8)(21)	First lien senior secured loan	S +	4.00%	12/2027	9,800	9,697	9,800	0.5%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(5)(7)	First lien senior secured loan	S +	3.25%	3/2028	11,717	11,287	11,694	0.6%
						277,754	279,345	13.5%
Industrial Conglomerates

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Aptean Acquiror, Inc. (dba Aptean)(8)	First lien senior secured loan	S +	5.25%	1/2031	2,945	2,916	2,915	0.1%
Aptean Acquiror, Inc. (dba Aptean)(8)(14)(16)	First lien senior secured delayed draw term loan	S +	5.25%	1/2026	26	23	23	—%
Aptean Acquiror, Inc. (dba Aptean)(14)(15)	First lien senior secured revolving loan	S +	5.25%	1/2031	—	(3)	(3)	—%
						2,936	2,935	0.1%
Insurance
AmeriLife Holdings LLC(8)	First lien senior secured loan	S +	5.75%	8/2029	17,955	17,661	17,910	0.9%
AmeriLife Holdings LLC(9)(14)(16)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	4,502	4,429	4,491	0.2%
AmeriLife Holdings LLC(8)(14)(16)	First lien senior secured delayed draw term loan	S +	5.75%	10/2025	376	338	376	—%
AmeriLife Holdings LLC(14)(15)	First lien senior secured revolving loan	S +	5.75%	8/2028	—	(33)	(6)	—%
Asurion, LLC(5)(7)	First lien senior secured loan	S +	4.25%	8/2028	18,577	17,827	17,905	0.9%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(8)	First lien senior secured loan	S +	7.50%	3/2029	37,324	36,447	36,950	1.8%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(14)(15)	First lien senior secured revolving loan	S +	7.50%	3/2029	—	(78)	(37)	—%
Galway Borrower LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.00%	2/2026	—	(8)	(8)	—%
Galway Borrower LLC(7)(14)	First lien senior secured revolving loan	S +	5.25%	9/2028	32	30	30	—%
Integrated Specialty Coverages, LLC(9)	First lien senior secured loan	S +	6.00%	7/2030	5,589	5,511	5,534	0.3%
Integrated Specialty Coverages, LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	6.00%	1/2024	—	(7)	—	—%
Integrated Specialty Coverages, LLC(14)(15)	First lien senior secured revolving loan	S +	6.00%	7/2029	—	(8)	(6)	—%
Integrity Marketing Acquisition, LLC(8)	First lien senior secured loan	S +	5.82%	8/2026	30,601	30,532	30,601	1.5%
Integrity Marketing Acquisition, LLC(8)(14)(16)	First lien senior secured delayed draw term loan	S +	6.00%	2/2025	794	745	794	—%
Integrity Marketing Acquisition, LLC(14)(15)	First lien senior secured revolving loan	S +	6.50%	8/2026	—	(10)	—	—%
						113,376	114,534	5.6%
IT Services
Kaseya Inc.(8)	First lien senior secured loan	S +	6.00% (2.50% PIK)	6/2029	79,513	78,216	79,514	3.8%
Kaseya Inc.(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.50%	6/2024	—	(36)	—	—%
Kaseya Inc.(7)(14)	First lien senior secured revolving loan	S +	5.50%	6/2029	1,194	1,123	1,194	0.1%
						79,303	80,708	3.9%
Life Sciences Tools & Services
Bamboo US BidCo LLC(8)	First lien senior secured loan	S +	6.75% (3.38% PIK)	9/2030	19,862	19,301	19,415	0.9%
Bamboo US BidCo LLC(10)	First lien senior secured EUR term loan	E +	6.75% (3.38% PIK)	9/2030	€12,358	12,718	13,046	0.6%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Bamboo US BidCo LLC(8)(14)(16)	First lien senior secured delayed draw term loan	S +	6.75% (3.38% PIK)	3/2025	329	281	301	—%
Bamboo US BidCo LLC(14)(15)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(113)	(92)	—%
Bracket Intermediate Holding Corp.(5)(8)	First lien senior secured loan	S +	5.00%	5/2028	34,738	33,848	34,790	1.7%
						66,035	67,460	3.2%
Media
Monotype Imaging Holdings Inc.(8)	First lien senior secured loan	S +	5.50%	2/2031	68,904	68,392	68,366	3.3%
Monotype Imaging Holdings Inc.(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.50%	2/2026	—	(21)	(2)	—%
Monotype Imaging Holdings Inc.(14)(15)	First lien senior secured revolving loan	S +	5.50%	2/2030	—	(64)	(67)	—%
						68,307	68,297	3.3%
Multiline Retail
PDI TA Holdings, Inc.(7)	First lien senior secured loan	S +	5.50%	2/2031	11,816	11,642	11,639	0.6%
PDI TA Holdings, Inc.(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.50%	2/2026	—	(44)	(45)	—%
PDI TA Holdings, Inc.(14)(15)	First lien senior secured revolving loan	S +	5.50%	2/2031	—	(20)	(20)	—%
						11,578	11,574	0.6%
Pharmaceuticals
BridgeBio Pharma, Inc.(8)(21)	First lien senior secured loan	S +	6.75%	1/2029	30,000	29,956	29,700	1.4%
Foundation Consumer Brands, LLC(8)	First lien senior secured loan	S +	6.25%	2/2027	17,496	17,263	17,496	0.9%
Pacific BidCo Inc.(9)(21)	First lien senior secured loan	S +	5.75% (3.20% PIK)	8/2029	8,740	8,563	8,674	0.4%
Pacific BidCo Inc.(14)(15)(16)(21)	First lien senior secured delayed draw term loan	S +	6.00%	8/2025	—	(9)	—	—%
XRL 1 LLC (dba XOMA)(13)	First lien senior secured loan		9.88%	12/2038	13,000	12,767	12,610	0.6%
XRL 1 LLC (dba XOMA)(13)(14)(15)	First lien senior secured delayed draw term loan		9.88%	12/2038	—	(15)	(30)	—%
						68,525	68,450	3.3%
Professional Services
Certinia, Inc.(8)	First lien senior secured loan	S +	7.25%	8/2029	44,118	43,316	43,456	2.1%
Certinia, Inc.(14)(15)	First lien senior secured revolving loan	S +	7.25%	8/2029	—	(105)	(88)	—%
Gerson Lehrman Group, Inc.(8)	First lien senior secured loan	S +	5.25%	12/2027	18,895	18,734	18,727	0.9%
Gerson Lehrman Group, Inc.(14)(15)	First lien senior secured revolving loan	S +	5.25%	12/2027	—	(8)	(9)	—%
Proofpoint, Inc.(5)(7)	First lien senior secured loan	S +	3.25%	8/2028	3,191	3,102	3,191	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(8)	First lien senior secured loan	S +	7.00% (2.00% PIK)	5/2026	63,112	62,768	63,112	3.0%
Sensor Technology Topco, Inc. (dba Humanetics)(10)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	5/2026	€11,383	12,298	12,294	0.6%
Sensor Technology Topco, Inc. (dba Humanetics)(7)(14)	First lien senior secured revolving loan	S +	6.50%	5/2026	3,217	3,187	3,217	0.2%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Sovos Compliance, LLC(5)(7)	First lien senior secured loan	S +	4.50%	8/2028	19,501	19,151	19,304	0.9%
						162,443	163,204	7.9%
Real Estate Management & Development
Entrata, Inc.(7)	First lien senior secured loan	S +	6.00%	7/2030	44,760	44,116	44,424	2.1%
Entrata, Inc.(14)(15)	First lien senior secured revolving loan	S +	6.00%	7/2028	—	(66)	(38)	—%
						44,050	44,386	2.1%
Systems Software
Activate Holdings (US) Corp. (dba Absolute Software)(8)(21)	First lien senior secured loan	S +	6.25%	7/2030	39,541	38,510	38,948	1.9%
Activate Holdings (US) Corp. (dba Absolute Software)(14)(15)(21)	First lien senior secured revolving loan	S +	6.75%	7/2030	—	(75)	(45)	—%
Appfire Technologies, LLC(8)	First lien senior secured loan	S +	5.50%	3/2027	4,101	4,078	4,091	0.2%
Appfire Technologies, LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.50%	6/2024	—	(44)	—	—%
Appfire Technologies, LLC(8)(14)	First lien senior secured revolving loan	S +	4.50%	3/2027	187	179	185	—%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(7)	First lien senior secured loan	S +	6.50%	3/2031	15,675	15,440	15,440	0.7%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(14)(15)(16)	First lien senior secured delayed draw term loan	S +	6.50%	3/2026	—	(266)	(267)	—%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(14)(15)	First lien senior secured revolving loan	S +	6.50%	3/2031	—	(85)	(86)	—%
Barracuda Networks, Inc.(5)(8)	First lien senior secured loan	S +	4.50%	8/2029	44,438	43,354	44,140	2.1%
Barracuda Networks, Inc.(8)	Second lien senior secured loan	S +	7.00%	8/2030	55,875	54,422	51,545	2.5%
ConnectWise, LLC(5)(8)	First lien senior secured loan	S +	3.50%	9/2028	3,081	2,993	3,078	0.1%
Crewline Buyer, Inc. (dba New Relic)(8)	First lien senior secured loan	S +	6.75%	11/2030	114,518	112,869	113,373	5.4%
Crewline Buyer, Inc. (dba New Relic)(14)(15)	First lien senior secured revolving loan	S +	6.75%	11/2030	—	(169)	(120)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(9)	Second lien senior secured loan	S +	7.25%	12/2028	24,464	21,852	24,525	1.2%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(8)	Second lien senior secured loan	S +	6.75%	11/2027	20,000	19,803	17,750	0.8%
Oranje Holdco, Inc. (dba KnowBe4)(8)	First lien senior secured loan	S +	7.50%	2/2029	106,818	105,366	106,284	5.1%
Oranje Holdco, Inc. (dba KnowBe4)(14)(15)	First lien senior secured revolving loan	S +	7.50%	2/2029	—	(161)	(67)	—%
Ping Identity Holding Corp.(7)	First lien senior secured loan	S +	7.00%	10/2029	90,909	89,762	90,909	4.3%
Ping Identity Holding Corp.(14)(15)	First lien senior secured revolving loan	S +	7.00%	10/2028	—	(103)	—	—%
Rubrik, Inc.(8)	First lien senior secured loan	S +	7.00%	8/2028	46,771	46,210	46,537	2.2%
Rubrik, Inc.(8)(14)	First lien senior secured delayed draw term loan	S +	7.00%	8/2028	2,227	2,170	2,195	0.1%
SailPoint Technologies Holdings, Inc.(8)	First lien senior secured loan	S +	6.00%	8/2029	136,920	134,549	136,578	6.5%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

SailPoint Technologies Holdings, Inc.(14)(15)	First lien senior secured revolving loan	S +	6.00%	8/2028	—	(191)	(33)	—%
Securonix, Inc.(8)	First lien senior secured loan	S +	6.00%	4/2028	19,774	19,633	18,192	0.9%
Securonix, Inc.(14)(15)	First lien senior secured revolving loan	S +	6.00%	4/2028	—	(24)	(285)	—%
Sitecore Holding III A/S(11)	First lien senior secured EUR term loan	E +	7.25% (4.25% PIK)	3/2029	€61,542	64,388	66,299	3.2%
Sitecore Holding III A/S(9)	First lien senior secured loan	S +	7.25% (4.25% PIK)	3/2029	10,475	10,400	10,449	0.5%
Sitecore USA, Inc.(9)	First lien senior secured loan	S +	7.25% (4.25% PIK)	3/2029	63,151	62,689	62,993	3.0%
Sophos Holdings, LLC(5)(7)(21)	First lien senior secured loan	S +	3.50%	3/2027	14,732	14,318	14,751	0.7%
Talon MidCo 2 Limited (dba Tufin)(7)(21)	First lien senior secured loan	S +	7.69%	8/2028	28,617	28,196	28,331	1.4%
Talon MidCo 2 Limited (dba Tufin)(7)(21)	First lien senior secured loan	S +	7.69%	8/2028	2,072	2,033	2,052	0.1%
Talon MidCo 2 Limited (dba Tufin)(14)(15)(16)(21)	First lien senior secured delayed draw term loan	S +	7.69%	8/2024	—	—	(2)	—%
Talon MidCo 2 Limited (dba Tufin)(14)(15)(21)	First lien senior secured revolving loan	S +	7.00%	8/2028	—	(20)	(14)	—%
						892,076	897,726	42.9%
Total non-controlled/non-affiliated portfolio company debt investments						$3,426,607	$3,456,475	165.7%

Equity Investments
Application Software
6Sense Insights, Inc.(19)(22)	Series E-1 Preferred Stock	N/A		N/A	316,128	10,001	8,364	0.4%
Project Alpine Co-Invest Fund, L.P.(19)(21)(22)	LP Interest	N/A		N/A	$9,695	9,695	11,450	0.5%
Zoro TopCo, L.P.(19)(22)	Class A Common Units	N/A		N/A	1,051,383	10,514	11,447	0.5%
Zoro TopCo, Inc.(13)(19)	Series A Preferred Stock		12.50% PIK	N/A	12,617	14,061	14,398	0.7%
						44,271	45,659	2.1%
Capital Markets
Acorns Grow Incorporated(13)(18)(19)(21)	Series F Preferred Stock		5.00% PIK	N/A	572,135	11,122	10,715	0.5%
						11,122	10,715	0.5%
Diversified Financial Services
Amergin Asset Management, LLC(19)(21)(22)	Class A Units	N/A		N/A	50,000,000	—	—	—%
Juniper Square, Inc.(19)(22)	Warrants	N/A		N/A	40,984	238	214	—%
						238	214	—%
Health Care Providers & Services
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(16)(19)(22)	Class A Interest	N/A		N/A	159	1,586	1,585	0.1%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(13)(19)	Series A Preferred Stock		15.00% PIK	N/A	4,419	4,505	4,497	0.2%
						6,091	6,082	0.3%
Health Care Technology

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

BEHP Co-Investor II, L.P.(19)(21)(22)	LP Interest	N/A		N/A	$1,270	1,266	1,278	0.1%
Orange Blossom Parent, Inc.(19)(22)	Common Stock	N/A		N/A	16,667	1,667	1,664	0.1%
Minerva Holdco, Inc.(13)(19)	Series A Preferred Stock		10.75% PIK	N/A	50,000	60,414	58,620	2.8%
WP Irving Co-Invest, L.P.(19)(21)(22)	Partnership Units	N/A		N/A	1,250,000	1,250	1,258	0.1%
						64,597	62,820	3.1%
Insurance
Accelerate Topco Holdings, LLC(19)(22)	Common Units	N/A		N/A	12,822	354	435	—%
						354	435	—%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(9)(19)	Perpetual Preferred Stock	S +	10.75% PIK	N/A	62,500	73,102	74,195	3.5%
						73,102	74,195	3.5%
Pharmaceuticals
XOMA Corporation(19)(22)	Warrants	N/A		N/A	12,000	82	145	—%
						82	145	—%
Real Estate Management & Development
Vestwell Holdings, Inc.(19)(22)	Series D Preferred Stock	N/A		N/A	152,175	3,000	3,000	0.1%
						3,000	3,000	0.1%
Systems Software
Axonius, Inc.(18)(19)(22)	Series E Preferred Stock	N/A		N/A	1,733,274	10,033	8,142	0.4%
Elliott Alto Co-Investor Aggregator L.P.(19)(21)(22)	LP Interest	N/A		N/A	13,060	13,145	14,046	0.7%
Halo Parent Newco, LLC(13)(19)	Class H PIK Preferred Equity		11.00% PIK	N/A	48,659	47,975	39,869	1.9%
Picard Holdco, Inc.(8)(19)	Series A Preferred Stock	S +	12.00% PIK	N/A	88,080	93,144	101,592	4.8%
Project Hotel California Co-Invest Fund, L.P.(19)(21)(22)	LP Interest	N/A		N/A	$8,061	8,061	9,252	0.4%
Securiti, Inc.(19)(22)	Series C Preferred Shares	N/A		N/A	2,525,571	20,000	20,000	1.0%
						192,358	192,901	9.2%
Total non-controlled/non-affiliated portfolio company equity investments						$395,215	$396,166	18.8%
Total non-controlled/non-affiliated portfolio company investments						$3,821,822	$3,852,641	184.5%

Non-controlled/affiliated portfolio company investments(20)
Debt Investments
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(13)(21)	First lien senior secured loan		12.00% PIK	7/2030	$8,827	8,827	8,827	0.4%
AAM Series 2.1 Aviation Feeder, LLC(13)(21)	First lien senior secured loan		12.00% PIK	11/2030	$10,337	10,337	10,337	0.5%
						19,164	19,164	0.9%
Insurance
Coherent Group Inc.(18)(21)	Convertible notes	N/A		12/2024	$1,700	1,758	1,700	0.1%
						1,758	1,700	0.1%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Total non-controlled/affiliated portfolio company debt investments					$20,922	$20,864	1.0%
Equity Investments
Diversified Financial Services
AAM Series 2.1 Aviation Feeder, LLC(14)(19)(21)(22)	LLC Interest	N/A	N/A	$6,916	6,916	6,908	0.3%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(14)(19)(21)(22)	LLC Interest	N/A	N/A	$5,988	5,988	5,987	0.3%
					12,904	12,895	0.6%
Insurance
Coherent Group Inc.(18)(19)(21)(22)	Series B Preferred Shares	N/A	N/A	323,095	16,013	13,493	0.6%
Fifth Season Investments LLC(19)(24)	Class A Units	N/A	N/A	8	63,234	65,308	3.1%
					79,247	78,801	3.7%
Pharmaceuticals
LSI Financing 1 DAC(19)(21)	Preferred Equity	N/A	N/A	$18,631	18,631	19,843	1.0%
					18,631	19,843	1.0%
Total non-controlled/affiliated portfolio company equity investments					$110,782	$111,539	5.3%
Total non-controlled/affiliated portfolio company investments					$131,704	$132,403	6.3%
Total Investments					$3,953,526	$3,985,044	190.8%
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)The amortized cost represents the original cost adjusted for the amortization and accretion of premiums and discounts, as applicable, on debt investments using the effective interest method.
(3)As of March 31, 2024, the net estimated unrealized gain for U.S. federal income tax purposes was $82.0 million based on a tax cost basis of $3.9 billion. As of March 31, 2024, there was no estimated aggregate gross unrealized loss for U.S. federal income tax purposes and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $82.0 million.
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
(7)The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2024 was 5.33%.
(8)The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2024 was 5.30%.
(9)The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2024 was 5.22%.
(10)The interest rate on this loan is subject to 3 month EURIBOR, which as of March 31, 2024 was 3.89%.
(11)The interest rate on this loan is subject 6 month EURIBOR, which as of March 31, 2024 was 3.85%.
(12)The interest rate on this loan is subject to SONIA, which as of March 31, 2024 was 5.19%.
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
(18)Not a co-investment made with the Company’s affiliates.
(19)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2024, the aggregate fair value of these securities is $507.7 million or 24.2% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2024
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
_______________
(20)Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement. Transactions during the three months ended March 31, 2024 in which the Company was an Affiliated Person of the portfolio company are as follows:

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of March 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company	Fair Value at December 31, 2023	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Transfers	Fair Value at March 31, 2024	Interest Income	Dividend Income	Other Income
Non-Controlled Affiliates
AAM Series 2.1 Aviation Feeder, LLC(c)	$17,438	$187	$(194)	$(186)	$—	$17,245	$316	$—	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	14,409	235	—	170	—	14,814	266	—	—
Coherent Group Inc.	16,204	58	—	(1,069)	—	15,193	—	—	—
Fifth Season Investments LLC	43,908	20,801	(1,472)	2,071	—	65,308	—	785	—
LSI Financing 1 DAC	19,988	—	(373)	228	—	19,843	—	16	—
Total Non-Controlled Affiliates	$111,947	$21,281	$(2,039)	$1,214	$—	$132,403	$582	$801	$—
_______________
(a)Gross additions include increases in the cost basis of investments resulting from new investments, payment-in-kind interest (“PIK”) or dividends, and the amortization of any unearned income or discounts on equity investments, as applicable.
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
(21)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of March 31, 2024, non-qualifying assets represented 13.2% of total assets as calculated in accordance with the regulatory requirements.
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

Blue Owl Technology Finance Corp. II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$55,863	$34,435
Net change in unrealized gain (loss)	12,918	13,304
Net realized gain (loss)	1,097	1,251
Net Increase (Decrease) in Net Assets Resulting from Operations	69,878	48,990
Distributions
Distributions declared from earnings	(44,117)	(23,258)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(44,117)	(23,258)
Capital Share Transactions
Issuance of common shares	249,991	—
Reinvestment of distributions	4,244	1,734
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	254,235	1,734
Total Increase (Decrease) in Net Assets	279,996	27,466
Net Assets, at beginning of period	1,817,579	1,224,578
Net Assets, at end of period	$2,097,575	$1,252,044

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$69,878	$48,990
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(332,709)	(326,471)
Proceeds from investments and investment repayments, net	182,233	23,529
Net amortization/accretion of premium/discount on investments	(3,632)	(2,416)
Net change in unrealized (gain) loss on investments	(15,021)	(13,945)
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	2,107	639
Net realized (gain) loss on investments	(1,084)	2
Paid-in-kind interest and dividends	(12,537)	(13,960)
Amortization of debt issuance costs	1,557	1,322
Amortization of offering costs	20	50
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(6,842)	(1,660)
(Increase) decrease in dividend income receivable	1,175	(3,023)
(Increase) decrease in prepaid expenses and other assets	(1,097)	62
Increase (decrease) in management fee payable	465	2,120
Increase (decrease) in incentive fee payable	1,992	1,215
Increase (decrease) in payables to affiliates	1,138	(749)
Increase (decrease) in payable for investments purchased	—	(27,731)
Increase (decrease) in accrued expenses and other liabilities	6,536	2,359
Net cash used in operating activities	(105,821)	(309,667)
Cash Flows from Financing Activities
Borrowings on debt	660,000	770,331
Payments on debt	(770,000)	(420,497)
Debt issuance costs	(734)	(1,065)
Proceeds from issuance of common shares (net of change in subscriptions receivable)	249,762	880
Offering costs paid	(31)	(61)
Distributions paid	(30,940)	(11,793)
Net cash provided by financing activities	108,057	337,795
Net increase in cash	2,236	28,128
Cash, beginning of period	64,899	28,065
Cash, end of period	$67,135	$56,193
Supplemental and Non-Cash Information
Interest paid during the period	$59,148	$17,950
Distributions declared during the period	$44,117	$23,258
Reinvestment of distributions during the period	$4,244	$1,734
Distributions Payable	$44,117	$23,258
Taxes, including excise tax, paid during the period	$515	$—
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
Blue Owl Technology Credit Advisors II LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital, Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. The Adviser is registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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
For the three months ended March 31, 2024, PIK interest and PIK dividend income earned was $7.0 million and $6.7 million representing 5.7% and 5.4% of investment income, respectively. For the three months ended March 31, 2023, PIK interest and PIK dividend income earned was $2.8 million and $13.0 million representing 3.6% and 16.8% of investment income, respectively.
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
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. Management has adopted the aforementioned accounting pronouncement and concluded that it does not have a material effect on the accompanying consolidated financial statements.
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
Note 3. Agreements and Related Party Transactions
Administration Agreement
On December 1, 2021, the Company entered into an Administration Agreement (the “Administration Agreement”) with the Adviser. Under the terms of the Administration Agreement, the Adviser performs, or oversees the performance of, required administrative services, which include providing office space, equipment and office services, maintaining financial records, preparing reports to shareholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. On May 6, 2024, the Board approved the continuation of the Administration Agreement.
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
For the three months ended March 31, 2024 and 2023, the Company incurred expenses of approximately $0.7 million and $0.8 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for two years from the date it first became effective, and will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, by a majority of independent directors. On May 6, 2024, the Board approved the continuation of the Investment Advisory Agreement.
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
For the three months ended March 31, 2024 and 2023, management fees were $13.6 million and $11.1 million, respectively.
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
For the three months ended March 31, 2024 and 2023, performance based incentive fees based on net investment income were $6.4 million and $3.8 million, respectively.
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
For the three months ended March 31, 2024 and 2023, the Company accrued performance based incentive fees based on capital gains of $1.4 million and $10 thousand, respectively.
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
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2024, our commitment to Amergin AssetCo is $33.1 million, of which $13.9 million is equity and $19.2 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of March 31, 2024, our investment in Fifth Season was $65.3 million at fair value. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. The Company does not consolidate its interest in Fifth Season.
LSI Financing
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing. As of March 31, 2024, the Company’s investment in LSI Financing was $19.8 million at fair value. During the three months ended March 31, 2024, we increased our commitment by $25.2 million. The Company’s investment in LSI Financing is a co-investment with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.
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
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	March 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$3,205,935	$3,237,258	$3,047,941	$3,068,392
Second-lien senior secured debt investments	187,186	186,467	187,024	186,796
Unsecured debt investments	54,408	53,614	72,097	73,823
Preferred equity investments(2)	382,001	376,728	374,363	370,458
Common equity investments(3)	123,996	130,977	104,372	108,170
Total Investments	$3,953,526	$3,985,044	$3,785,797	$3,807,639
(1)Includes investment in Amergin AssetCo.
(2)Includes equity investments in LSI Financing.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
Aerospace & Defense	1.8%	1.9%
Application Software	15.4	15.8
Banks	2.1	2.2
Beverages	0.2	0.3
Building Products	0.2	0.3
Capital Markets	0.3	0.3
Commercial Services & Supplies	0.5	0.5
Construction & Engineering	0.2	0.2
Consumer Finance	—	0.5
Diversified Consumer Services	0.7	0.3
Diversified Financial Services(1)	11.8	9.5
Diversified Support Services	0.6	0.7
Electrical Equipment	—	3.3
Food & Staples Retailing	3.8	3.8
Health Care Equipment & Supplies	1.1	1.2
Health Care Technology	8.6	8.9
Health Care Providers & Services	5.2	5.4
Industrial Conglomerates	0.1	—
Insurance(2)	4.9	4.6
IT Services	3.9	3.9
Life Sciences Tools & Services	1.7	1.8
Media	1.7	—
Multiline Retail	0.3	—
Pharmaceuticals(3)	2.2	1.5
Professional Services	4.2	3.9
Real Estate Management & Development	1.1	1.2
Systems Software	27.4	28.0
Total	100.0%	100.0%
(1)Includes investments in Amergin AssetCo.
(2)Includes investments in Fifth Season.
(3)Includes equity investment in LSI Financing.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
United States:
Midwest	11.0%	11.4%
Northeast	19.3	20.0
South	25.4	25.8
West	33.4	31.4
Australia	0.2	0.3
Canada	4.3	4.4
Cayman Islands	0.4	0.4
Germany	0.2	0.2
Guernsey	1.3	1.4
Ireland	0.2	0.2
Israel	0.8	0.8
Switzerland	0.3	0.3
United Kingdom	3.2	3.4
Total	100.0%	100.0%
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage was 207% and 188%, respectively.
The tables below present debt obligations as of the following periods:

	March 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$800,000	$560,000	$240,000	$558,017
Revolving Credit Facility	925,000	225,079	699,921	215,804
SPV Asset Facility I	625,000	520,000	20,719	511,418
SPV Asset Facility II	300,000	270,000	30,000	267,782
Athena CLO II	288,000	288,000	—	285,645
2023A Notes	75,000	75,000	—	74,189
April 2029 Notes	700,000	—	700,000	—
Total Debt	$3,713,000	$1,938,079	$1,690,640	$1,912,855
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2023A Notes, and Athena CLO II are presented net of unamortized debt issuance costs of $2.0 million, $9.3 million, $8.6 million, $2.2 million, $0.8 million, and $2.4 million respectively.

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value
Subscription Credit Facility	$800,000	$800,000	$—	$797,454
Revolving Credit Facility	825,000	288,355	536,645	279,080
SPV Asset Facility I	625,000	330,000	84,826	321,387
SPV Asset Facility II	300,000	270,000	11,505	267,647
2023A Notes	75,000	75,000	—	74,144
Athena CLO II	288,000	288,000	$—	285,596
Total Debt	$2,913,000	$2,051,355	$632,976	$2,025,308

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
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$41,997	$24,629
Amortization of debt issuance costs	1,557	1,322
Total Interest Expense	$43,554	$25,951
Average interest rate	7.9%	7.0%
Average daily borrowings	$2,111,949	$1,417,369

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
Revolving Credit Facility
On June 9, 2022, the Company entered into a Senior Secured Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On October 13, 2023 (the “Revolving Credit Facility First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date, convert a portion of the then-existing revolver availability into term loan availability and reduce the credit adjustment spread to 0.10% for all U.S. dollar-denominated Loan tenors. The following describes the terms of the Revolving Credit Facility amended through February 29, 2024.
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
As of February 29, 2024, the Revolving Credit Facility provides for (a) a term loan in a principal amount of $75.0 million (which term loan amount was increased from $50.0 million to $75.0 million on the February 29, 2024) and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $850.0 million (which revolving credit facility amount increased from $775.0 million to $850.0 million on February 29, 2024; on an aggregated basis, the aggregate outstanding term loans and revolving credit facility commitments under the Revolving Credit Facility increased from $825.0 million to $925.0 million on February 29, 2024). The amount available for borrowing under the Revolving Credit Facility is reduced by any outstanding letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to the consolidated assets of the Company and its subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00 at any time.
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
The Athena CLO II Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Athena CLO II Closing Date (the “Athena CLO II Indenture”), by and among the Athena CLO II Issuer and State Street Bank and Trust Company: (i) $40.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.85%, (ii) $16.5 million of AA(sf) Class B-1 Notes, which bear interest at three-month term SOFR plus 3.95%, (iii) $7.5 million of AA(sf) Class B-2 Notes, which bear interest at 7.25% and (iv) $24.0 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 4.95% (together, the “Athena CLO II Secured Notes”) and (B) the borrowing by the Athena CLO II Issuer of $200.0 million under floating rate Class A-L loans (the “Athena CLO II Class A-L Loans” and together with the Athena CLO II Secured Notes, the “Athena CLO II Debt”). The Class A-L Loans bear interest at three-month term SOFR plus 2.85%. The Class A-L Loans were borrowed under a credit agreement (the “Athena CLO II Class A-L Credit Agreement”), dated as of the Athena CLO II Closing Date, by and among the Athena CLO II Issuer, as borrower, a financial institution, as lender, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Athena CLO II Debt is secured by middle market loans, participation interests in middle market loans and other assets of the Athena CLO II Issuer. The Athena CLO II Debt is scheduled to mature on the Payment Date (as defined in the Athena CLO II Indenture) in January, 2036. The Athena CLO II Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
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
The Adviser will serve as collateral manager for the Athena CLO II Issuer under a collateral management agreement dated as of the Athena CLO II Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Amended and Restated Investment Advisory Agreement, dated November 30, 2021, between the Adviser and the Company will be offset by the amount of the collateral management fee attributable to the Athena CLO II Issuer’s equity or notes owned by the Company.
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
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act, a minimum net worth of $1.01 billion, and a minimum asset coverage ratio of 1.50 to 1.00.
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

Note 6. Fair Value of Financial Instruments
Investments
The tables below present the fair value hierarchy of financial instruments as of the following periods:

	Fair Value Hierarchy as of March 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$67,135	$—	$—	$67,135
Investments:
First-lien senior secured debt investments(1)	$—	$267,255	$2,970,003	$3,237,258
Second-lien senior secured debt investments	—	—	186,467	186,467
Unsecured debt investments	—	—	53,614	53,614
Preferred equity investments(2)	—	—	376,728	376,728
Common equity investments(3)	—	—	130,977	130,977
Total Investments at fair value	$—	$267,255	$3,717,789	$3,985,044
(1)Includes investment in Amergin AssetCo.
(2)Includes equity investments in LSI Financing.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.

	Fair Value Hierarchy as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$64,899	$—	$—	$64,899
Investments:
First-lien senior secured debt investments(1)	$—	$169,676	$2,898,716	$3,068,392
Second-lien senior secured debt investments	—	—	186,796	186,796
Unsecured debt investments	—	20,455	53,368	73,823
Preferred equity investments(1)	—	—	370,458	370,458
Common equity investments(2)	—	—	108,170	108,170
Total Investments at fair value	$—	$190,131	$3,617,508	$3,807,639
(1)Includes investment in Amergin AssetCo.
(2)Includes equity investments in LSI Financing.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended March 31, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,898,716	$186,796	$53,368	$370,458	$108,170	$3,617,508
Purchases of investments, net	213,479	—	57	1	21,187	234,724
Payment-in-kind	3,253	—	1,418	7,868	—	12,539
Proceeds from investments, net	(159,242)	—	—	(373)	(1,565)	(161,180)
Net change in unrealized gain (loss)	8,526	(491)	(1,244)	(1,369)	3,185	8,607
Net realized gains (losses)	—	—	—	—	—	—
Net amortization/accretion of premium/discount on investments	2,637	162	15	143	—	2,957
Transfers into (out of) Level 3(1)	2,634	—	—	—	—	2,634
Fair value, end of period	$2,970,003	$186,467	$53,614	$376,728	$130,977	$3,717,789
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended March 31, 2024, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Three Months Ended March 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,758,458	$184,788	$45,124	$337,069	$71,541	$2,396,980
Purchases of investments, net	304,302	—	—	19,656	2,508	326,466
Payment-in-kind	2,135	—	1,031	10,794	—	13,960
Proceeds from investments, net	(14,084)	—	—	—	—	(14,084)
Net change in unrealized gain (loss)	9,499	107	811	1,042	146	11,605
Net realized gains (losses)	(2)	—	—	—	—	(2)
Net amortization/accretion of premium/discount on investments	1,088	142	14	136	—	1,380
Transfers into (out of) Level 3(1)	(103,010)	—	—	—	—	(103,010)
Fair value, end of period	$1,958,386	$185,037	$46,980	$368,697	$74,195	$2,633,295
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
The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2024 on Investments Held at March 31, 2024	Net change in unrealized gain (loss) for the Three Months Ended March 31, 2023 on Investments Held at March 31, 2023
First-lien senior secured debt investments	$12,012	$9,499
Second-lien senior secured debt investments	(491)	107
Unsecured debt investments	(1,244)	811
Preferred equity investments	(1,369)	1,042
Common equity investments	3,185	146
Total Investments	$12,093	$11,605

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

	March 31, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$166,053	Recent Transaction	Transaction Price	98.0% - 100.0% (98.9%)	Increase
	2,803,950	Yield Analysis	Market Yield	9.6% - 18.0% (12.1%)	Decrease
Second-lien senior secured debt investments	$186,467	Yield Analysis	Market Yield	11.9% - 17.7% (14.9%)	Decrease
Unsecured debt investments	$1,700	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	51,914	Yield Analysis	Market Yield	10.0% - 10.0% (10.0%)	Decrease
Preferred equity investments	$134,231	Recent Transaction	Transaction Price	81.4% - 106.5% (103.7%)	Increase
	206,926	Yield Analysis	Market Yield	10.7% - 20.1% (14.0%)	Decrease
	35,571	Market Approach	Revenue Multiple	8.3x - 23.5x (11.5x)	Increase
Common equity investments	$14,481	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	18,681	Market Approach	EBITDA Multiple	8.7x - 34.5x (12.1x)	Increase
	65,308	Market Approach	AUM Multiple	1.0x - 1.0x (1.0x)	Increase
	145	Option Pricing Model	Volatility	70.0% - 70.0% (70.0%)	Increase
	32,362	Market Approach	Revenue Multiple	6.3x - 14.8x (11.1x)	Increase

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$423,672	Recent Transaction	Transaction Price	97.0% - 99.3% (98.6%)	Increase
	2,475,044	Yield Analysis	Market Yield	8.2% - 17.1% (12.0%)	Decrease
Second-lien senior secured debt investments	$186,796	Yield Analysis	Market Yield	11.4% - 17.7% (15.3%)	Decrease
Unsecured debt investments	$1,700	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	51,668	Yield Analysis	Market Yield	10.6% - 10.6% (10.6%)	Decrease
Preferred equity investments	$109,877	Recent Transaction	Transaction Price	98.0% - 107.5% (106.9%)	Increase
	199,839	Yield Analysis	Market Yield	10.4% - 20.0% (15.2%)	Decrease
	60,742	Market Approach	Revenue Multiple	8.5x - 21.5x (14.6x)	Increase
Common equity investments	$58,201	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	17,724	Market Approach	EBITDA Multiple	9.1x - 34.5x (12.5x)	Increase
	32,245	Market Approach	Revenue Multiple	6.3x - 14.7x (11.2x)	Increase
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	March 31, 2024		December 31, 2023
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Subscription Credit Facility	$558,017	$558,017	$797,454	$797,454
Revolving Credit Facility	215,804	215,804	279,080	279,080
SPV Asset Facility I	511,418	511,418	321,387	321,387
SPV Asset Facility II	267,782	267,782	267,647	267,647
Athena CLO II	285,645	285,645	285,596	285,596
2023A Notes	74,189	75,188	74,144	75,188
Total Debt	$1,912,855	$1,913,854	$2,025,308	$2,026,352
(1)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2023A Notes, and Athena CLO II are presented net of unamortized debt issuance costs of $2.0 million, $9.3 million, $8.6 million, $2.2 million, $0.8 million, and $2.4 million respectively.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2023A Notes, and Athena CLO II are presented net of unamortized debt issuance costs of $2.5 million, $9.3 million, $8.6 million, $2.4 million , $0.9 million, and $2.4 million respectively.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	March 31, 2024	December 31, 2023
Level 1	$—	$—
Level 2	—	—
Level 3	1,913,854	2,026,352
Total Debt	$1,913,854	$2,026,352
Financial Instruments Not Carried at Fair Value
As of March 31, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents the outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	March 31, 2024	December 31, 2023
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$889	$1,699
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	—	246
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	3,011	2,408
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	762
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	3,442	3,820
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273	2,273
Anaplan, Inc.	First lien senior secured revolving loan	9,421	9,421
Appfire Technologies, LLC	First lien senior secured revolving loan	630	630
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	5,042	5,293
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	506	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	273	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	21,479	21,969

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2024	December 31, 2023
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	21,521	22,990
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	2,387	2,441
Avalara, Inc.	First lien senior secured revolving loan	10,455	10,455
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	35,625	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	5,700	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	2,749	2,866
Bamboo US BidCo LLC	First lien senior secured revolving loan	4,103	4,103
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	2,052	2,715
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	3,359	5,037
Certinia, Inc.	First lien senior secured revolving loan	5,882	5,882
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	3,986	7,429
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	9,196	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	3,789	3,789
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	3,789	3,789
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	7,572	7,572
Coupa Holdings, LLC	First lien senior secured revolving loan	5,798	5,798
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11,959	11,959
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3,732	3,732
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	642	642
Entrata, Inc.	First lien senior secured revolving loan	5,128	5,128
Finastra USA, Inc.	First lien senior secured revolving loan	6,962	6,284
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,241	2,324
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,074	1,481
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	5,926	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,481	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	593	593
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	164	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	956	—
Granicus, Inc.	First lien senior secured delayed draw term loan	289	—
Granicus, Inc.	First lien senior secured revolving loan	274	—
Grayshift, LLC	First lien senior secured revolving loan	5,806	5,806
Hyland Software, Inc.	First lien senior secured revolving loan	3,101	3,101
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,739	—
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	2,894	3,127
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,085	2,382
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	9,866	9,866
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	5,637	7,047
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	1,293	1,293
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	603	603
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	10,604	10,604
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	2,636	2,636
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,399	1,309
Juniper Square, Inc.	First lien senior secured revolving loan	2,250	2,250
Kaseya Inc.	First lien senior secured delayed draw term loan	4,437	4,437
Kaseya Inc.	First lien senior secured revolving loan	3,544	3,544

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	March 31, 2024	December 31, 2023
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	2,937	2,056
LSI Financing 1 DAC	Preferred Equity	25,197	—
ManTech International Corporation	First lien senior secured delayed draw term loan	10,304	10,304
ManTech International Corporation	First lien senior secured revolving loan	8,600	8,600
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	5,742	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	8,613	—
Natural Partners, LLC	First lien senior secured revolving loan	681	681
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	882	882
OneOncology LLC	First lien senior secured delayed draw term loan	1,944	2,976
OneOncology LLC	First lien senior secured revolving loan	1,587	1,587
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	13,352	13,352
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954	954
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	4,469	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,345	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	5,120
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	5,373
Ping Identity Holding Corp.	First lien senior secured revolving loan	9,091	9,091
Rubrik, Inc.	First lien senior secured delayed draw term loan	4,309	5,876
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	13,075	13,075
Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	2,324	2,445
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	1,886	1,886
Smarsh Inc.	First lien senior secured delayed draw term loan	3,238	3,238
Smarsh Inc.	First lien senior secured revolving loan	155	259
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	216	145
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	1,000	1,000
Zendesk, Inc.	First lien senior secured delayed draw term loan	22,915	22,915
Zendesk, Inc.	First lien senior secured revolving loan	9,435	9,435
Total Unfunded Portfolio Company Commitments		$446,291	$353,034
The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.
Investor Commitments
As of March 31, 2024, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $2.2 billion undrawn), of which $54.1 million is from entities affiliated with or related to the Adviser (approximately $10.6 million undrawn). As of December 31, 2023, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $2.4 billion undrawn), of which $54.0 million is from entities affiliated with or related to the Adviser (approximately $13.8 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2024, management was not aware of any pending or threatened litigation.
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
The Company delivered the capital call notices to investors during the following period:

	For the Three Months Ended March 31, 2024
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
February 29, 2024	March 13, 2024	16,123,863	$249,991
The Company did not deliver capital call notices to investors for the three months ended March 31, 2023.
Distributions
The table below reflects the distributions declared on shares of our common stock during the following periods:

	For the Three Months Ended March 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2024	March 31, 2024	May 15, 2024	$0.33

	For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	May 15, 2023	$0.27
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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following period:

	For the Three Months Ended March 31, 2024
Date Declared	Record Date	Payment Date	Shares
November 7, 2023	December 29, 2023	January 31, 2024	282,231

	For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 30, 2022	January 31, 2023	121,031
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings (loss) per common share for the following periods:

	For the Three Months Ended March 31,
($ in thousands, except per share amounts)	2024	2023
Increase (decrease) in net assets resulting from operations	$69,878	$48,990
Weighted average shares of common stock outstanding—basic and diluted	122,155,712	84,737,073
Earnings (loss) per common share-basic and diluted	$0.57	$0.58
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
For the three months ended March 31, 2024 and 2023, the Company recorded U.S. federal excise tax expense of $367 thousand and $154 thousand, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2024 we recorded U.S federal and state income tax expense/(benefit) of $(1) thousand for taxable subsidiaries. For the three months ended March 31, 2023, the Company did not record a U.S federal and state income tax expense/(benefit).
The Company recorded a net deferred tax asset of $7 thousand as of March 31, 2024, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. The Company recorded a net deferred tax asset of $4 thousand for taxable subsidiaries as of December 31, 2023.
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	For the Three Months Ended March 31,
($ in thousands, except share and per share amounts)	2024	2023
Per share data:
Net asset value, beginning of period	$15.32	$14.47
Net investment income (loss)(1)	0.46	0.41
Net realized and unrealized gain (loss)(1)	0.11	0.17
Total from operations	0.57	0.58
Issuance of common stock(2)	(0.03)	(0.01)
Distributions declared from net investment income	(0.33)	(0.27)
Total increase (decrease) in net assets	0.21	0.30
Net asset value, end of period	$15.53	$14.77
Shares outstanding, end of period	135,030,823	84,777,417
Total Return(3)	3.5%	3.9%
Ratios / Supplemental Data
Ratio of total expenses to average net assets	13.9%	14.1%
Ratio of net investment income to average net assets	11.4%	11.3%
Net assets, end of period	$2,097,575	$1,252,044
Weighted-average shares outstanding	122,155,712	84,737,073
Total capital commitments, end of period	$4,149,044	$4,051,416
Ratio of total contributed capital to total committed capital, end of period	47.5%	30.1%
Portfolio turnover rate	4.4%	0.4%
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events to disclose except for the following:
Dividend
On May 7, 2024, the Board declared a distribution of 90% of estimated second quarter investment company taxable income, if any, for shareholders of record on June 28, 2024, payable on or before August 15, 2024.
Unsecured Notes
On April 4, 2024, the Company issued $700.0 million aggregate principal amount of 6.750% notes due 2029 (the "April 2029 Notes") in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The April 2029 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. Concurrent with the issuance of the April 2029 Notes, the Company entered into a Registration Rights (the “April 2029 Registration Rights Agreement”) Agreement for the benefit of the purchasers of the April 2029 Notes.
In connection with the issuance of the April 2029 Notes, on April 4, 2024 the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $700.0 million. The Company will receive fixed rate interest at 6.75% and pay variable rate interest based on SOFR plus 2.5645%. The interest rate swap matures on March 4, 2029.
Revolving Credit Facility
On April 24, 2024, the Company increased the amount of revolving commitments by $100.0 million through the joining of a new lender. The aggregate term loans and revolving commitments of the Revolving Credit Facility increased from $925.0 million to $1.03 billion.
Amended and Restated Dividend Reinvestment Plan
On May 6, 2024, the Board adopted an amended and restated dividend reinvestment plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Technology Finance Corp. II and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2023 in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” set forth on page 1 of this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of the listing of our common stock on a national securities exchange (an “Exchange Listing”) and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. The initial closing of the Private Offering occurred on December 1, 2021 (the “Initial Closing”). As of March 31, 2024, we had $4.1 billion in total Capital Commitments from investors, of which $54.1 million is from entities affiliated with or related to our Adviser. The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940, as amended (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
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
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on providing capital to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OCA, OTCA, OPFA, and ODCA, the “Blue Owl Credit Advisers”), which also are investment advisers. As of March 31, 2024, the Adviser and its affiliates had $91.3 billion of assets under management across Blue Owl Credit’s platform.
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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through March 31, 2024, the Blue Owl Credit Advisers have originated $99.6 billion aggregate principal amount of investments across multiple industries, of which $95.8 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We target portfolio companies where we can structure larger transactions. As of March 31, 2024, our average investment size in each of our portfolio companies was approximately $40.7 million based on fair value. As of March 31, 2024, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 86.1% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $939 million, weighted average annual EBITDA of $225 million and a weighted average enterprise value of $5.0 billion. As of March 31, 2024, investments we classify as growth capital represented 12.4% of our total portfolio based on fair value and these portfolio companies had a weighted average enterprise value of $13.7 billion.
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
Our investment portfolio consists primarily of floating rate loans. Macro trends in base interest rates like SOFR, and any other alternative reference rates may affect our net investment income over the long term. However, because we generally intend to originate loans to a small number of portfolio companies each quarter, and those investments may vary in size, our results in any given period, including the interest rate on investments that may be sold or repaid in a period compared to the interest rate of new investments made during that period, may be idiosyncratic, and reflect the characteristics of the particular portfolio companies that we invested in or exited during the period and not necessarily any trends in our business or macro trends. Generally, because our portfolio consists primarily of floating rate loans, we expect our earnings to benefit from a prolonged higher rate environment.
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
Portfolio and Investment Activity
As of March 31, 2024, based on fair value, our portfolio consisted of 81.2% first lien senior secured debt investments (of which 35% we consider to be unitranche debt investments (including “last out” portions of such loans)), 4.7% second lien senior secured debt investments, 1.3% unsecured debt investments, 9.5% preferred equity investments, and 3.3% common equity investments.
As of March 31, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 11.8% and 12.0%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 12.2% and 12.4%, respectively.
As of March 31, 2024, we had investments in 98 portfolio companies with an aggregate fair value of $4.0 billion. As of March 31, 2024, we had net leverage of 0.89x debt-to-equity.
The current lending environment has seen an increase in public market activity and merger and acquisition activity is currently limited. We expect origination activity to increase in the future because of the amount of undeployed capital private equity firms have available and as there is further clarity on the interest rate environment. Should we see an increase in repayments, we intend to balance the pace of our originations with the aim of achieving leverage within our target range. We have seen more new deal opportunities from refinancings, add-on acquisitions and buyout activity over the quarter.
The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets, and on additional financings to our existing borrowers. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers that we classify as traditional financing, which exclude certain investments that fall outside of our typical borrower profile, have a weighted average EBITDA of $225 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl continues to invest in transactions in excess of $1 billion in size, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection. We are continuing to monitor the effect that a continued elevated interest rate environment may have on our portfolio companies and our investment activities.
Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, or in the event of continued high interest rates, it is possible that the results of some of the middle market companies similar to those in which we invest could be challenged. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We have also continued to invest in specialty financing portfolio companies, including Fifth Season Investments LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing”), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and in the future may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. See “Specialty Financing Portfolio Companies.” These companies may use our capital to support acquisitions which could lead to increased dividend income across well-diversified underlying portfolios.

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
New investment commitments
Gross originations	$428,065	$321,604
Less: Sell downs	(15,000)	—
Total new investment commitments	$413,065	$321,604
Principal amount of investments funded:
First-lien senior secured debt investments	$284,585	$274,623
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Preferred equity investments	—	15,040
Common equity investments	19,332	1,486
Total principal amount of investments funded	$303,917	$291,149
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(136,156)	$(9,242)
Second-lien senior secured debt investments	—	—
Unsecured debt investments	(25,000)	—
Preferred equity investments	(373)	—
Common equity investments	—	—
Total principal amount of investments sold or repaid	$(161,529)	$(9,242)
Number of new investment commitments in new portfolio companies(1)	11	4
Average new investment commitment amount	$31,417	$76,270
Weighted average term for new debt investment commitments (in years)	5.9	6.3
Percentage of new debt investment commitments at floating rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed rates	—%	—%
Weighted average interest rate of new debt investment commitments(2)	11.0%	12.4%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.6%	7.5%

(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.30% and 4.91% as of March 31, 2024 and 2023, respectively.
The table below presents our investments as of the following periods:

	March 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(2)	$3,205,935	$3,237,258	$3,047,941	$3,068,392
Second-lien senior secured debt investments	187,186	186,467	187,024	186,796
Unsecured debt investments	54,408	53,614	72,097	73,823
Preferred equity investments(3)	382,001	376,728	374,363	370,458
Common equity investments(4)	123,996	130,977	104,372	108,170
Total Investments	$3,953,526	$3,985,044	$3,785,797	$3,807,639
(1)35% and 41% of which we consider unitranche loans as of March 31, 2024 and December 31, 2023, respectively.
(2)Includes investment in Amergin AssetCo.
(3)Includes equity investments in LSI Financing.
(4)Includes equity investments in Amergin AssetCo and Fifth Season.

We use GICS for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
Aerospace & Defense	1.8%	1.9%
Application Software	15.4	15.8
Banks	2.1	2.2
Beverages	0.2	0.3
Building Products	0.2	0.3
Capital Markets	0.3	0.3
Commercial Services & Supplies	0.5	0.5
Construction & Engineering	0.2	0.2
Consumer Finance	—	0.5
Diversified Consumer Services	0.7	0.3
Diversified Financial Services(1)	11.8	9.5
Diversified Support Services	0.6	0.7
Electrical Equipment	—	3.3
Food & Staples Retailing	3.8	3.8
Health Care Equipment & Supplies	1.1	1.2
Health Care Technology	8.6	8.9
Health Care Providers & Services	5.2	5.4
Industrial Conglomerates	0.1	—
Insurance(2)	4.9	4.6
IT Services	3.9	3.9
Life Sciences Tools & Services	1.7	1.8
Media	1.7	—
Multiline Retail	0.3	—
Pharmaceuticals(3)	2.2	1.5
Professional Services	4.2	3.9
Real Estate Management & Development	1.1	1.2
Systems Software	27.4	28.0
Total	100.0%	100.0%
(1)Includes investments in Amergin AssetCo.
(2)Includes equity investments in Fifth Season.
(3)Includes equity investment in LSI Financing.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of the following periods:

	March 31, 2024	December 31, 2023
United States:
Midwest	11.0%	11.4%
Northeast	19.3	20.0
South	25.4	25.8
West	33.4	31.4
Australia	0.2	0.3
Canada	4.3	4.4
Cayman Islands	0.4	0.4
Germany	0.2	0.2
Guernsey	1.3	1.4
Ireland	0.2	0.2
Israel	0.8	0.8
Switzerland	0.3	0.3
United Kingdom	3.2	3.4
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	March 31, 2024	December 31, 2023
Weighted average total yield of portfolio	11.8%	12.0%
Weighted average total yield of debt and income producing securities	12.2%	12.4%
Weighted average interest rate of debt securities	11.8%	11.9%
Weighted average spread over base rate of all floating rate investments	6.7%	6.7%
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
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	March 31, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$163,868	4.1%	$34,670	0.9%
2	3,751,746	94.2	3,738,449	98.2
3	54,237	1.3	18,316	0.5
4	15,193	0.4	16,204	0.4
5	—	—	—	—
Total	$3,985,044	100.0%	$3,807,639	100.0%
The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	March 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$3,447,529	100.0%	$3,307,062	100.0%
Non-accrual	—	—	—	—
Total	$3,447,529	100.0%	$3,307,062	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of March 31, 2024, our commitment to Amergin AssetCo is $33.1 million, of which $13.9 million is equity and $19.2 million is debt. is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of March 31, 2024, our investment in Fifth Season was $65.3 million based on fair value. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our interest in Fifth Season.
LSI Financing 1 DAC (“LSI Financing”)
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing. As of March 31, 2024, our investment in LSI Financing was $19.8 million based on fair value. During the three months ended March 31, 2024, we increased our commitment by $25.2 million. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
Results of Operations
The table below represents the operating results for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Total Investment Income	$123,788	$77,481
Less: Expenses	67,557	42,892
Net Investment Income (Loss) Before Taxes	$56,231	$34,589
Less: Income taxes, including excise taxes	368	154
Net Investment Income (Loss) After Taxes	$55,863	$34,435
Net change in unrealized gain (loss)	12,918	13,304
Net realized gain (loss)	1,097	1,251
Net Increase (Decrease) in Net Assets Resulting from Operations	$69,878	$48,990
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three months ended March 31, 2024, our net asset value per share increased, primarily driven by market spreads tightening and an increase in accumulated undistributed earnings from net investment income.

Investment Income
The table below presents the investment income for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest income	$101,924	$61,049
Payment-in-kind interest income	7,038	2,768
Dividend income	4,966	—
Payment-in-kind dividend income	6,701	13,035
Other income	3,159	629
Total investment income	$123,788	$77,481
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Three Months Ended March 31, 2024 and 2023
Investment income increased by $46.3 million for the three months ended March 31, 2024 primarily due to an increase in interest income as a result of an increase in our debt portfolio, which at par increased from $2.4 billion to $3.5 billion. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Included in investment income is dividend income which includes income earned from our non-controlled, affiliated equity investments. For the three months ended March 31, 2024 and 2023, payment-in-kind interest income represented 5.7% and 3.6% of investment income, respectively. For the three months ended March 31, 2024 and 2023, payment-in-kind dividend income represented 5.4% and 16.8% of investment income, respectively. The decrease in the percentage of investment income attributed to PIK dividend income was primarily driven by a non-recurring PIK fee received in the prior period. Other income increased period-over-period due to a increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$43,554	$25,951
Management fees	13,644	11,106
Incentive fees	7,767	3,837
Offering expenses	20	50
Professional fees	1,369	849
Directors' fees	226	196
Other general and administrative	977	903
Total expenses	$67,557	$42,892
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the Three Months Ended March 31, 2024 and 2023
Total expenses increased to $67.6 million for the three months ended March 31, 2024 from $42.9 million for the same period in the prior year primarily due to an increase in interest expense, management and incentive fees driven by an increase in the size of our portfolio. The increase in interest expense was driven by an increase in average daily borrowings to $2.1 billion from $1.4 billion, coupled with an increase in the average interest rate to 7.9% from 7.0%, period over period. As a percentage of total assets offering expenses, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent.
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
For the three months ended March 31, 2024 and 2023, the Company recorded U.S. federal excise tax expense of $367 thousand and $154 thousand, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2024 we recorded U.S federal and state income tax expense/(benefit) of $(1) thousand for taxable subsidiaries. For the three months ended March 31, 2023, the Company did not record a U.S federal and state income tax expense/(benefit) .
We recorded a net deferred tax asset of $7 thousand as of March 31, 2024, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. We recorded a net deferred tax asset of $4 thousand for taxable subsidiaries as of December 31, 2023.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Net change in unrealized gain (loss) on investments	$15,021	$13,945
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(2,107)	(639)
Income tax (provision) benefit	4	(2)
Net change in unrealized gain (loss)	$12,918	$13,304
For the Three Months Ended March 31, 2024 and 2023
For the three months ended March 31, 2024, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments, partially offset by a decrease in the fair value of certain of our equity investments. The primary driver of our portfolio’s unrealized gains were due to current market conditions and were offset by reversals of prior period unrealized gains that were realized in the quarter in connection with the sale of certain debt investments. As of March 31, 2024, the fair value of our debt investments as a percentage of principal was 99.2%, as compared to 98.7% as of December 31, 2023.

The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended March 31, 2024 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Fifth Season Investments LLC	$2,071
Blackhawk Network Holdings, Inc.	2,060
Aurelia Netherlands Midco 2 B.V.	2,013
Securiti, Inc.	1,404
Coupa Holdings, LLC	1,139
Zendesk, Inc.	873
Grayshift, LLC	822
Minerva Holdco, Inc.	(868)
Coherent Group Inc.	(1,069)
Affirm, Inc.	(1,275)
Remaining portfolio companies	7,851
Total	$15,021
For the three months ended March 31, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our investments as compared to the initial purchase. As of March 31, 2023, the fair value of our debt investments as a percentage of principal was 99.2%, as compared to 98.7% as of December 31, 2023.

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Affirm, Inc.	$1,920
Kaseya Inc.	1,154
SailPoint Technologies Holdings, Inc.	1,038
Zendesk, Inc.	937
Computer Services, Inc. (dba CSI)	879
Avalara, Inc.	807
Minerva Holdco, Inc.	655
Circana Group, L.P. (fka The NPD Group, L.P.)	648
ManTech International Corporation	644
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	(992)
Remaining portfolio companies	6,255
Total	$13,945
Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following period were:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Net realized gain (loss) on investments	$1,084	$(2)
Net realized gain (loss) on foreign currency transactions	13	1,253
Net realized gain (loss)	$1,097	$1,251
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

We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage was 207% and 188%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.90x-1.25x. For the three months ended March 31, 2024, our weighted average cost of debt was 8.2%.
Cash as of March 31, 2024, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funds for long-term cash needs will come from unused net proceeds from financing activities and our capital commitments. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of March 31, 2024, we had $67.1 million in cash. During the three months ended March 31, 2024, we used $0.11 billion in cash for operating activities, primarily as a result of funding portfolio investments of $0.33 billion offset by net proceeds from investments and investment repayments of $0.18 billion. Cash provided by financing activities was $0.11 billion during the period, primarily from net borrowings on debt and proceeds from the issuance of common shares.
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
The Company delivered the capital call notices to investors during the following periods:

	For the Three Months Ended March 31, 2024
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
February 29, 2024	March 13, 2024	16,123,863	$249,991
The Company did not deliver capital call notices to investors for the three months ended March 31, 2023.
Distributions
The table below reflects the distributions declared on shares of our common stock during the following periods:

	For the Three Months Ended March 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2024	March 31, 2024	May 15, 2024	$0.33

	For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	May 15, 2023	$0.27
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

The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following period:

	For the Three Months Ended March 31, 2024
Date Declared	Record Date	Payment Date	Shares
November 7, 2023	December 29, 2023	January 31, 2024	282,231

	For the Three Months Ended March 31, 2023
Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 30, 2022	January 31, 2023	121,031
Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	March 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$800,000	$560,000	$240,000	$558,017
Revolving Credit Facility	925,000	225,079	699,921	215,804
SPV Asset Facility I	625,000	520,000	20,719	511,418
SPV Asset Facility II	300,000	270,000	30,000	267,782
Athena CLO II	288,000	288,000	—	285,645
2023A Notes	75,000	75,000	—	74,189
April 2029 Notes	700,000	—	700,000	—
Total Debt	$3,713,000	$1,938,079	$1,690,640	$1,912,855
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, 2023A Notes, and Athena CLO II are presented net of unamortized debt issuance costs of $2.0 million, $9.3 million, $8.6 million, $2.2 million, $0.8 million, and $2.4 million respectively.

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
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Interest expense	$41,997	$24,629
Amortization of debt issuance costs	1,557	1,322
Total Interest Expense	$43,554	$25,951
Average interest rate	7.9%	7.0%
Average daily borrowings	$2,111,949	$1,417,369

Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility
March 31, 2024 (Unaudited)	$560.0	$2,072.7	—	N/A
December 31, 2023	$800.0	$1,881.3	—	N/A
Revolving Credit Facility
March 31, 2024 (Unaudited)	$225.1	$2,072.7	—	N/A
December 31, 2023	$288.4	$1,881.3	—	N/A
SPV Asset Facility I
March 31, 2024 (Unaudited)	$520.0	$2,072.7	—	N/A
December 31, 2023	$330.0	$1,881.3	—	N/A
SPV Asset Facility II
March 31, 2024 (Unaudited)	$270.0	$2,072.7	—	N/A
December 31, 2023	$270.0	$1,881.3	—	N/A
2023A Notes
March 31, 2024 (Unaudited)	$75.0	$2,072.7	—	N/A
December 31, 2023	$75.0	$1,881.3	—	N/A
Athena CLO II
March 31, 2024 (Unaudited)	$288.0	$2,072.7	—	N/A
December 31, 2023	$288.0	$1,881.3	—	N/A
Promissory Note(5)
December 31, 2023	$—	$1,881.3	—	N/A
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
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The ”—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
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
Revolving Credit Facility
On June 9, 2022, we entered into a Senior Secured Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On October 13, 2023 (the “Revolving Credit Facility First Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date, convert a portion of the then-existing revolver availability into term loan availability and reduce the credit adjustment spread to 0.10% for all U.S. dollar-denominated Loan tenors. The following describes the terms of the Revolving Credit Facility amended through February 29, 2024.
The Revolving Credit Facility is guaranteed by certain domestic subsidiaries of ours in existence as of the Revolving Credit Facility First Amendment Date, and will be guaranteed by certain domestic subsidiaries of ours that are formed or acquired by us thereafter (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of February 29, 2024, the Revolving Credit Facility provides for (a) a term loan in a principal amount of $75.0 million (which term loan amount was increased from $50.0 million to $75.0 million on February 29, 2024) and (b) subject to availability under the borrowing base, which is based on the our portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $850.0 million (which revolving credit facility amount was increased from $775.0 million to $850.0 million on February 29, 2024; on an aggregated basis, the aggregate outstanding term loans and revolving credit facility commitments under the Revolving Credit Facility increased from $825.0 million to $925.0 million on February 29, 2024). The amount available for borrowing under the Revolving Credit Facility is reduced by any outstanding letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
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
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of 2.00% per annum or (ii) the alternative base rate plus margin of 1.00% per annum. With respect to loans denominated in U.S. dollars, we may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 2.00% per annum. We will also pay a fee of 0.375% on daily undrawn amounts under the Revolving Credit Facility.
The Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events and certain financial covenants related to asset coverage and liquidity and other maintenance covenants, as well as customary events of default. The Revolving Credit Facility requires a minimum asset coverage ratio with respect to the consolidated assets of us and our subsidiaries to senior securities that constitute indebtedness of no less than 1.50 to 1.00 at any time.
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
CLO
Athena CLO II
On December 13, 2023 (the “Athena CLO II Closing Date”), we completed a $475.3 million term debt securitization transaction (the “Athena CLO II Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the Athena CLO II Transaction and the secured loan borrowed in the Athena CLO II Transaction were issued and incurred, as applicable, by our consolidated subsidiary Athena CLO II, LLC, a limited liability organized under the laws of the State of Delaware (the “Athena CLO II Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the Athena CLO II Issuer.
The Athena CLO II Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Athena CLO II Closing Date (the “Athena CLO II Indenture”), by and among the Athena CLO II Issuer and State Street Bank and Trust Company: (i) $40.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.85%, (ii) $16.5 million of AA(sf) Class B-1 Notes, which bear interest at three-month term

SOFR plus 3.95%, (iii) $7.5 million of AA(sf) Class B-2 Notes, which bear interest at 7.25% and (iv) $24.0 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 4.95% (together, the “Athena CLO II Secured Notes”) and (B) the borrowing by the Athena CLO II Issuer of $200.0 million under floating rate Class A-L loans (the “Athena CLO II Class A-L Loans” and together with the Athena CLO II Secured Notes, the “Athena CLO II Debt”). The Class A-L Loans bear interest at three-month term SOFR plus 2.85%. The Class A-L Loans were borrowed under a credit agreement (the “Athena CLO II Class A-L Credit Agreement”), dated as of the Athena CLO II Closing Date, by and among the Athena CLO II Issuer, as borrower, a financial institution, as lender, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Athena CLO II Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the Athena CLO II Issuer. The Athena CLO II Debt is scheduled to mature on the Payment Date (as defined in the Athena CLO II Indenture) in January, 2036. The Athena CLO II Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
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
As part of the Athena CLO II Transaction, we entered into a loan sale agreement with the Athena CLO II Issuer dated as of the Athena CLO II Closing Date (the “Athena CLO II OTF II Loan Sale Agreement”), which provided for the contribution of approximately $83.9 million funded par amount of middle-market loans from us to the Athena CLO II Issuer on the Athena CLO II Closing Date and for future sales from us to the Athena CLO II Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Athena CLO II Debt. The remainder of the initial portfolio assets securing the Athena CLO II Debt consisted of approximately $380.6 million funded par amount of middle-market loans purchased by the Athena CLO II Issuer from Athena Funding I LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the Athena CLO II Closing Date between the Athena CLO II Issuer and Athena Funding I LLC (the “Athena CLO II Athena Funding I Loan Sale Agreement”). No gain or loss was recognized as a result of these sales and contributions. We and Athena Funding I each made customary representations, warranties, and covenants to the Athena CLO II Issuer under the applicable loan sale agreement.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents our outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	March 31, 2024	December 31, 2023
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$889	$1,699
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	—	246
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	3,011	2,408
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	762
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	3,442	3,820
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273	2,273
Anaplan, Inc.	First lien senior secured revolving loan	9,421	9,421
Appfire Technologies, LLC	First lien senior secured revolving loan	630	630
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	5,042	5,293
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	506	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	273	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	21,479	21,969
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	21,521	22,990
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	2,387	2,441
Avalara, Inc.	First lien senior secured revolving loan	10,455	10,455
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	35,625	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	5,700	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	2,749	2,866
Bamboo US BidCo LLC	First lien senior secured revolving loan	4,103	4,103
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	2,052	2,715
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	3,359	5,037
Certinia, Inc.	First lien senior secured revolving loan	5,882	5,882
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	3,986	7,429
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	9,196	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	3,789	3,789
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	3,789	3,789

Coupa Holdings, LLC	First lien senior secured delayed draw term loan	7,572	7,572
Coupa Holdings, LLC	First lien senior secured revolving loan	5,798	5,798
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11,959	11,959
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3,732	3,732
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	642	642
Entrata, Inc.	First lien senior secured revolving loan	5,128	5,128
Finastra USA, Inc.	First lien senior secured revolving loan	6,962	6,284
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,241	2,324
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,074	1,481
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	5,926	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,481	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	593	593
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	164	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	956	—
Granicus, Inc.	First lien senior secured delayed draw term loan	289	—
Granicus, Inc.	First lien senior secured revolving loan	274	—
Grayshift, LLC	First lien senior secured revolving loan	5,806	5,806
Hyland Software, Inc.	First lien senior secured revolving loan	3,101	3,101
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,739	—
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	2,894	3,127
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,085	2,382
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	9,866	9,866
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	5,637	7,047
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	1,293	1,293
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	603	603
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	10,604	10,604
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	2,636	2,636
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,399	1,309
Juniper Square, Inc.	First lien senior secured revolving loan	2,250	2,250
Kaseya Inc.	First lien senior secured delayed draw term loan	4,437	4,437
Kaseya Inc.	First lien senior secured revolving loan	3,544	3,544
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	2,937	2,056
LSI Financing 1 DAC	Preferred Equity	25,197	—
ManTech International Corporation	First lien senior secured delayed draw term loan	10,304	10,304
ManTech International Corporation	First lien senior secured revolving loan	8,600	8,600
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	5,742	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	8,613	—
Natural Partners, LLC	First lien senior secured revolving loan	681	681
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	882	882
OneOncology LLC	First lien senior secured delayed draw term loan	1,944	2,976
OneOncology LLC	First lien senior secured revolving loan	1,587	1,587
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	13,352	13,352
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	954	954
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	4,469	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,345	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	5,120
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	5,373
Ping Identity Holding Corp.	First lien senior secured revolving loan	9,091	9,091
Rubrik, Inc.	First lien senior secured delayed draw term loan	4,309	5,876
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	13,075	13,075

Securonix, Inc.	First lien senior secured revolving loan	3,559	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	2,324	2,445
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	1,886	1,886
Smarsh Inc.	First lien senior secured delayed draw term loan	3,238	3,238
Smarsh Inc.	First lien senior secured revolving loan	155	259
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	1,369	1,369
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	216	145
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	1,000	1,000
Zendesk, Inc.	First lien senior secured delayed draw term loan	22,915	22,915
Zendesk, Inc.	First lien senior secured revolving loan	9,435	9,435
Total Unfunded Portfolio Company Commitments		$446,291	$353,034
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of March 31, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
As of March 31, 2024, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $2.2 billion undrawn), of which $54.1 million is from entities affiliated with or related to the Adviser (approximately $10.6 million undrawn). As of December 31, 2023, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $2.4 billion undrawn), of which $54.0 million is from entities affiliated with or related to the Adviser (approximately $13.8 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2024, management was not aware of any pending or threatened litigation.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of March 31, 2024, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$560,000	$560,000	$—	$—	$—
Revolving Credit Facility	225,079	—	—	225,079	—
SPV Asset Facility I	520,000	—	—	—	520,000
SPV Asset Facility II	270,000	—	—	270,000	—
Athena CLO II	288,000	—	—	—	288,000
2023A Notes	75,000	—	—	75,000	—
Total Contractual Obligations	$1,938,079	$560,000	$—	$570,079	$808,000
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
Recent Developments
Dividend
On May 7, 2024, the Board declared a distribution of 90% of estimated second quarter investment company taxable income, if any, for shareholders of record on June 28, 2024, payable on or before August 15, 2024.
Unsecured Notes
On April 4, 2024, we issued $700.0 million aggregate principal amount of 6.750% notes due 2029 (the "April 2029 Notes") in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The April 2029 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. Concurrent with the issuance of the April 2029 Notes, we entered into a Registration Rights (the “April 2029 Registration Rights Agreement”) Agreement for the benefit of the purchasers of the April 2029 Notes.
In connection with the issuance of the April 2029 Notes, on April 4, 2024 the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $700.0 million. The Company will receive fixed rate interest at 6.75% and pay variable rate interest based on SOFR plus 2.5645%. The interest rate swap matures on March 4, 2029.
Revolving Credit Facility
On April 24, 2024, we increased the amount of revolving commitments by $100.0 million through the joining of a new lender. The aggregate term loans and revolving commitments of the Revolving Credit Facility increased from $925.0 million to $1.025 billion.
Amended and Restated Dividend Reinvestment Plan
On May 6, 2024, the Board adopted an amended and restated dividend reinvestment plan.
Joint Venture
On May 6, 2024, we entered into an agreement with each of Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Capital Corporation III, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp. and Blue Owl Technology

Income Corp. (together with us, the “Blue Owl BDCs”) and State Teachers Retirement System of Ohio (“OSTRS”) to co-manage Blue Owl Credit SLF LLC (“Credit SLF”), a joint venture that is expected to invest primarily in senior secured loans to middle market companies, broadly syndicated loans and in senior and subordinated notes issued by collateralized loan obligations. Each of the Blue Owl BDCs have agreed to initial commitments to Credit SLF totaling $50.0 million in the aggregate, of which we have agreed to contribute $2.5 million, representing an approximately 4% economic ownership. OSTRS will initially commit $7.1 million, representing a 12.5% economic ownership. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board.
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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of March 31, 2024 and December 31, 2022, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As of March 31, 2024, 99.0% of our debt investments based on fair value were floating rates. Additionally, the weighted average floating rate floor, based on fair value, of our debt investments was 0.8%. The Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II bear interest at variable interest rates with an interest rate floor of 0.0%. The 2023A Notes and April 2029 Notes bear interest at fixed rates. Athena CLO II bears interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$109,324	$55,667	$53,657
Up 200 basis points	$72,883	$37,112	$35,771
Up 100 basis points	$36,441	$18,556	$17,885
Down 100 basis points	$(36,441)	$(18,556)	$(17,885)
Down 200 basis points	$(72,883)	$(37,112)	$(35,771)
Down 300 basis points	$(109,324)	$(55,667)	$(53,657)

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
Inflation Risk
Inflation is likely to continue in the near to medium-term, particularly in the United States, with the possibility that monetary policy may continue to tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

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

PART II. OTHER INFORMATION
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than the share issues pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain Current Reports on Form 8-K filed with the SEC. On January 31, 2024, pursuant to our dividend reinvestment plan, we issued 282,231 shares of our common stock, at a price of $15.03 per share, to stockholders of record as of December 29, 2023 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits, Financial Statement Schedules.
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits
3.1
Articles of Amendment and Restatement, dated November 30, 2021, as amended through June 22, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2023).

3.2	Amended and Restated Bylaws, dated July 6, 2023 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on June 22, 2023).
4.1	Indenture, dated as of April 4, 2024, by and between Blue Owl Technology Finance Corp. II and Deutsche Bank Trust Company Americas, as trustee.
4.2
First Supplemental Indenture, dated as of April 4, 2024, relating to the 6.750% notes due 2029, by and between Blue Owl Technology Finance Corp. II and Deutsche Bank Trust Company Americas, as trustee.

4.3	Form of 6.750% notes due 2029 sold in reliance on Rule 144A of the Securities Act (Incorporated by Reference to Exhibit 4.2 hereto).
4.4	Form of 6.750% notes due 2029 sold in reliance on Rule 501(a)(1), (2), (3), (7) or (9) of the Securities Act (Incorporated by Reference to Exhibit 4.2 hereto).
4.5
Registration Rights Agreement, dated as of April 4, 2024, by and among Mizuho Securities USA LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, SMBC Nikko Securities America, Inc. and Truist Securities, Inc., as representatives of the Initial Purchasers.

10.1*	Amended and Restated Dividend Reinvestment Plan, effective as of May 6, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________
*Filed herein
**Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Technology Finance Corp. II

Date: May 9, 2024	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Blue Owl Technology Finance Corp. II

Date: May 9, 2024	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer