Form 10-Q
period 2024-06-30
Blue Owl Technology Finance Corp. II
filed 2024-08-08
CIK 1889668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of August 8, 2024, the registrant had 154,217,627 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of elevated interest and inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, uncertainties related to the 2024 U.S. presidential election, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks, and the increasing use of artificial intelligence and machine learning technology;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Blue Owl Technology Finance Corp. II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $4,459,248 and $3,673,336, respectively)	$4,480,991	$3,695,692
Non-controlled, affiliated investments (amortized cost of $130,145 and $112,461, respectively)	132,334	111,947
Total investments at fair value (amortized cost of $4,589,393 and $3,785,797, respectively)	4,613,325	3,807,639
Cash (restricted cash of $22,309 and $—, respectively)	154,365	64,899
Interest receivable	33,405	29,019
Dividend income receivable	13,649	11,821
Subscription receivable	363	—
Prepaid expenses and other assets	38,391	408
Total Assets	$4,853,498	$3,913,786
Liabilities
Debt (net of unamortized debt issuance costs of $44,716 and $26,047, respectively)	$2,307,170	$2,025,308
Management fee payable	14,166	13,179
Distribution payable	57,869	35,184
Incentive fee payable	10,168	7,661
Payables to affiliates	2,076	848
Payable for investments purchased	26,257	—
Accrued expenses and other liabilities	28,755	14,027
Total Liabilities	$2,446,461	$2,096,207
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 154,218,086 and 118,624,729 shares issued and outstanding, respectively	$1,542	$1,186
Additional paid-in-capital	2,288,744	1,729,540
Total accumulated undistributed earnings	116,751	86,853
Total Net Assets	2,407,037	1,817,579
Total Liabilities and Net Assets	$4,853,498	$3,913,786
Net Asset Value Per Share	$15.61	$15.32

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$116,054	$71,109	$217,438	$132,158
Payment-in-kind interest income	9,960	5,334	16,956	8,102
Dividend income	4,174	4,884	8,339	4,884
Payment-in-kind dividend income	6,745	5,260	13,446	18,295
Other income	2,005	329	5,164	958
Total investment income from non-controlled, non-affiliated investments	138,938	86,916	261,343	164,397
Investment income from non-controlled, affiliated investments:
Interest income	360	—	900	—
Payment-in-kind interest income	118	—	160	—
Dividend income	1,910	557	2,711	557
Total investment income from non-controlled, affiliated investments	2,388	557	3,771	557
Total Investment Income	141,326	87,473	265,114	164,954
Expenses
Interest expense	$48,220	$30,778	$91,774	$56,729
Management fees	14,166	11,735	27,810	22,841
Incentive fees	6,878	4,253	14,645	8,090
Offering expenses	—	30	20	80
Professional fees	1,257	1,106	2,626	1,955
Directors' fees	250	197	476	393
Other general and administrative	1,189	911	2,166	1,814
Total Expenses	71,960	49,010	139,517	91,902
Net Investment Income (Loss) Before Taxes	69,366	38,463	125,597	73,052
Income tax expense (benefit), including excise tax expense (benefit)	359	88	727	242
Net Investment Income (Loss) After Taxes	69,007	38,375	124,870	72,810
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$(9,161)	$(10,369)	$4,646	$3,568
Non-controlled, affiliated investments	1,490	(12)	2,704	(4)
Translation of assets and liabilities in foreign currencies	1,229	(54)	(878)	(693)
Income tax (provision) benefit	—	(2)	4	(4)
Total Net Change in Unrealized Gain (Loss)	(6,442)	(10,437)	6,476	2,867
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$(1)	$—	$1,083	$(2)
Foreign currency transactions	(624)	(172)	(611)	1,081
Total Net Realized Gain (Loss)	(625)	(172)	472	1,079
Total Net Realized and Change in Unrealized Gain (Loss)	$(7,067)	$(10,609)	$6,948	$3,946
Net Increase (Decrease) in Net Assets Resulting from Operations	$61,940	$27,766	$131,818	$76,756
Earnings (Loss) Per Share - Basic and Diluted	$0.45	$0.29	$1.01	$0.85
Weighted Average Shares Outstanding - Basic and Diluted	137,900,030	96,771,850	130,027,871	90,787,707

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
ManTech International Corporation(8)	First lien senior secured loan	S +	5.00%	9/2029	$70,227	$70,227	$70,227	2.9%
ManTech International Corporation(14)(16)	First lien senior secured delayed draw term loan	S +	5.00%	6/2025	—	—	—	—%
ManTech International Corporation(14)	First lien senior secured revolving loan	S +	5.00%	9/2028	—	—	—	—%
						70,227	70,227	2.9%
Application Software
AlphaSense, Inc.(8)(18)	First lien senior secured loan	S +	6.25%	6/2029	31,977	31,660	31,657	1.3%
AlphaSense, Inc.(14)(15)(16)(18)	First lien senior secured delayed draw term loan	S +	6.25%	12/2025	—	(64)	(64)	—%
AlphaSense, Inc.(14)(16)(18)	First lien senior secured delayed draw term loan	S +	6.25%	6/2029	—	—	—	—%
Anaplan, Inc.(8)	First lien senior secured loan	S +	5.75%	6/2029	130,890	130,890	130,890	5.4%
Anaplan, Inc.(8)(24)	First lien senior secured loan	S +	5.75%	6/2029	3,927	3,888	3,927	0.2%
Anaplan, Inc.(14)	First lien senior secured revolving loan	S +	5.75%	6/2028	—	—	—	—%
Armstrong Bidco Limited(12)(21)	First lien senior secured GBP term loan	SA +	5.25%	6/2029	£5,314	6,411	6,701	0.3%
Armstrong Bidco Limited(12)(16)(21)	First lien senior secured GBP delayed draw term loan	SA +	5.25%	6/2025	£2,773	3,346	3,496	0.1%
Artifact Bidco, Inc.(8)	First lien senior secured loan	S +	4.50%	5/2031	18,597	18,505	18,505	0.8%
Artifact Bidco, Inc.(14)(15)(16)	First lien senior secured delayed draw term loan	S +	4.50%	5/2027	—	(34)	(11)	—%
Artifact Bidco, Inc.(14)(15)	First lien senior secured revolving loan	S +	4.50%	5/2030	—	(5)	(5)	—%
Artifact Bidco, Inc.(14)(15)	First lien senior secured revolving loan	S +	4.50%	5/2030	—	(12)	(12)	—%
Avalara, Inc.(8)	First lien senior secured loan	S +	6.75%	10/2028	104,545	103,334	104,545	4.3%
Avalara, Inc.(14)(15)	First lien senior secured revolving loan	S +	6.75%	10/2028	—	(112)	—	—%
Community Brands ParentCo, LLC(7)	First lien senior secured loan	S +	5.50%	2/2028	12,463	12,300	12,463	0.5%
Community Brands ParentCo, LLC(14)(15)	First lien senior secured revolving loan	S +	5.50%	2/2028	—	(9)	—	—%
Coupa Holdings, LLC(8)	First lien senior secured loan	S +	5.50%	2/2030	84,811	84,811	84,811	3.5%
Coupa Holdings, LLC(14)(16)	First lien senior secured delayed draw term loan	S +	5.50%	8/2025	—	—	—	—%
Coupa Holdings, LLC(14)	First lien senior secured revolving loan	S +	5.50%	2/2029	—	—	—	—%
Fullsteam Operations, LLC(8)	First lien senior secured loan	S +	8.25%	11/2029	10,593	10,297	10,593	0.4%
Fullsteam Operations, LLC(8)(14)(16)	First lien senior secured delayed draw term loan	S +	8.25%	5/2025	2,513	2,432	2,513	0.1%
Fullsteam Operations, LLC(8)(14)(16)	First lien senior secured delayed draw term loan	S +	8.25%	11/2025	872	839	872	—%
Fullsteam Operations, LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	7.00%	8/2025	—	(52)	(19)	—%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Fullsteam Operations, LLC(14)(15)	First lien senior secured revolving loan	S +	8.25%	11/2029	—	(15)	—	—%
Granicus, Inc.(7)	First lien senior secured loan	S +	5.75% (2.25% PIK)	1/2031	1,947	1,929	1,938	0.1%
Granicus, Inc.(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.75%	1/2026	—	(1)	—	—%
Granicus, Inc.(7)(14)	First lien senior secured revolving loan	S +	5.25%	1/2031	4	2	3	—%
JS PARENT, INC.(8)	First lien senior secured loan	S +	5.00%	4/2031	13,676	13,609	13,608	0.6%
JS PARENT, INC.(14)(15)	First lien senior secured revolving loan	S +	5.00%	4/2031	—	(6)	(7)	—%
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(7)(21)	First lien senior secured loan	S +	5.25%	7/2028	149,801	149,615	149,801	6.2%
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(14)(15)(21)	First lien senior secured revolving loan	S +	5.25%	7/2028	—	(39)	—	—%
Simpler Postage, Inc.(8)	First lien senior secured loan	S +	7.00%	6/2029	43,273	41,062	41,044	1.7%
Simpler Postage, Inc.(14)(15)(16)(18)	First lien senior secured delayed draw term loan	S +	7.00%	6/2026	—	(85)	(86)	—%
Simpler Postage, Inc.(14)(16)(18)	First lien senior secured delayed draw term loan	S +	8.00%	6/2026	—	—	—	—%
XPLOR T1, LLC(8)(18)	First lien senior secured loan	S +	4.25%	6/2031	5,000	4,975	4,975	0.2%
Zendesk, Inc.(8)	First lien senior secured loan	S +	6.25%	11/2028	94,047	92,539	94,047	3.9%
Zendesk, Inc.(14)(15)(16)	First lien senior secured delayed draw term loan	S +	6.25%	11/2024	—	(624)	—	—%
Zendesk, Inc.(14)(15)	First lien senior secured revolving loan	S +	6.25%	11/2028	—	(138)	—	—%
						711,248	716,185	29.6%
Banks
Finastra USA, Inc.(9)(21)	First lien senior secured loan	S +	7.25%	9/2029	82,176	81,354	82,176	3.4%
Finastra USA, Inc.(7)(14)(21)	First lien senior secured revolving loan	S +	7.25%	9/2029	905	819	905	—%
						82,173	83,081	3.4%
Beverages
Innovation Ventures HoldCo, LLC(7)	First lien senior secured loan	S +	6.25%	3/2027	10,000	9,891	9,850	0.4%
						9,891	9,850	0.4%
Building products
EET Buyer, Inc. (dba e-Emphasys)(8)	First lien senior secured loan	S +	5.00%	11/2027	11,911	11,750	11,911	0.5%
EET Buyer, Inc. (dba e-Emphasys)(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.00%	4/2026	—	(6)	—	—%
EET Buyer, Inc. (dba e-Emphasys)(14)(15)	First lien senior secured revolving loan	S +	5.00%	11/2027	—	(9)	—	—%
						11,735	11,911	0.5%
Buildings & Real Estate
Associations, Inc.(8)	First lien senior secured loan	S +	6.50%	7/2028	49,208	49,159	49,158	2.0%
Associations, Inc.(14)(15)(16)	First lien senior secured delayed draw term loan	S +	6.50%	7/2028	—	(4)	(4)	—%
Associations, Inc.(14)(15)	First lien senior secured revolving loan	S +	6.50%	7/2028	—	(3)	(3)	—%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Associations Finance, Inc.(13)	Unsecured Notes		14.25% PIK	5/2030	18,376	18,236	18,231	0.7%
						67,388	67,382	2.7%
Capital Markets
Cresset Capital Management, LLC(8)	First lien senior secured loan	S +	5.00%	6/2030	7,836	7,758	7,757	0.3%
Cresset Capital Management, LLC(14)(16)	First lien senior secured delayed draw term loan	S +	5.00%	9/2025	—	—	—	—%
Cresset Capital Management, LLC(14)(16)	First lien senior secured delayed draw term loan	S +	5.00%	6/2026	—	—	—	—%
Cresset Capital Management, LLC(14)(15)	First lien senior secured revolving loan	S +	5.00%	6/2029	—	(11)	(11)	—%
						7,747	7,746	0.3%
Commercial Services & Supplies
Pye-Barker Fire & Safety, LLC(8)	First lien senior secured loan	S +	4.50%	5/2031	14,138	14,068	14,067	0.6%
Pye-Barker Fire & Safety, LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	4.50%	5/2026	—	(15)	(15)	—%
Pye-Barker Fire & Safety, LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	4.50%	5/2026	—	(17)	(17)	—%
Pye-Barker Fire & Safety, LLC(8)(14)	First lien senior secured revolving loan	S +	4.50%	5/2030	341	328	327	—%
SimpliSafe Holding Corporation(7)	First lien senior secured loan	S +	6.25%	5/2028	20,165	19,901	20,165	0.8%
SimpliSafe Holding Corporation(7)(14)(16)	First lien senior secured delayed draw term loan	S +	6.25%	5/2024	2,565	2,525	2,565	0.1%
						36,790	37,092	1.5%
Construction & Engineering
Dodge Construction Network LLC(8)	First lien senior secured loan	S +	4.75%	2/2029	9,800	9,693	7,154	0.3%
						9,693	7,154	0.3%
Consumer Finance
Klarna Holding AB (PUBL)(8)(18)(21)	Subordinated Floating Rate Notes	S +	7.00%	4/2034	32,667	32,667	32,667	1.4%
						32,667	32,667	1.4%
Diversified Consumer Services
Icefall Parent, Inc. (dba EngageSmart)(8)	First lien senior secured loan	S +	6.50%	1/2030	18,261	17,915	18,124	0.8%
Icefall Parent, Inc. (dba EngageSmart)(14)(15)	First lien senior secured revolving loan	S +	6.50%	1/2030	—	(32)	(13)	—%
Litera Bidco LLC(8)	First lien senior secured loan	S +	4.75%	5/2028	35,618	35,444	35,440	1.5%
Litera Bidco LLC(8)(14)(16)	First lien senior secured delayed draw term loan	S +	4.75%	11/2026	2,093	2,064	2,063	0.1%
Litera Bidco LLC(14)(16)	First lien senior secured delayed draw term loan	S +	4.75%	5/2027	—	—	—	—%
Litera Bidco LLC(14)(15)	First lien senior secured revolving loan	S +	4.75%	5/2028	—	(11)	(12)	—%
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(5)(7)	First lien senior secured loan	S +	3.50%	10/2029	9,845	9,833	9,882	0.4%
						65,213	65,484	2.8%
Diversified Financial Services
Blackhawk Network Holdings, Inc.(5)(7)	First lien senior secured loan	S +	5.00%	3/2029	100,000	98,001	100,190	4.2%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

BTRS Holdings Inc.(8)	First lien senior secured loan	S +	8.00%	12/2028	62,962	61,333	62,647	2.6%
BTRS Holdings Inc.(8)(14)(16)	First lien senior secured delayed draw term loan	S +	8.00%	12/2024	3,947	3,947	3,920	0.2%
BTRS Holdings Inc.(8)(14)	First lien senior secured revolving loan	S +	7.25%	12/2028	2,518	2,369	2,485	0.1%
Computer Services, Inc.(8)	First lien senior secured loan	S +	5.25%	11/2029	123,428	121,336	123,428	5.1%
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S +	5.25%	11/2029	20,831	20,634	20,831	0.9%
Computer Services, Inc.(8)	First lien senior secured loan	S +	5.25%	11/2029	6,326	6,296	6,326	0.3%
Computer Services, Inc.(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.25%	2/2026	—	(21)	—	—%
Hg Genesis 9 SumoCo Limited(10)(21)	Unsecured EUR facility	E +	7.00% PIK	3/2027	€49,411	54,111	52,957	2.2%
Juniper Square, Inc.(8)	First lien senior secured loan	S +	9.50% (4.75% PIK)	12/2026	38,804	38,035	38,416	1.6%
Juniper Square, Inc.(15)(16)	First lien senior secured delayed draw term loan	S +	8.50%	6/2026	—	(110)	(113)	—%
Juniper Square, Inc.(14)(15)	First lien senior secured revolving loan	S +	8.50%	12/2026	—	(28)	(23)	—%
Minotaur Acquisition, Inc.(8)	First lien senior secured loan	S +	5.00%	5/2030	72,448	71,734	71,725	3.0%
Minotaur Acquisition, Inc.(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.00%	5/2025	—	(59)	(60)	—%
Minotaur Acquisition, Inc.(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.00%	5/2026	—	(59)	(60)	—%
Minotaur Acquisition, Inc.(14)(15)	First lien senior secured revolving loan	S +	5.00%	5/2030	—	(73)	(74)	—%
Smarsh Inc.(8)	First lien senior secured loan	S +	5.75%	2/2029	25,905	25,722	25,905	1.1%
Smarsh Inc.(8)(14)(16)	First lien senior secured delayed draw term loan	S +	5.75%	2/2025	3,238	3,193	3,238	0.1%
Smarsh Inc.(7)(14)	First lien senior secured revolving loan	S +	5.75%	2/2029	124	123	124	—%
						506,484	511,862	21.4%
Diversified Support Services
CoreTrust Purchasing Group LLC(7)	First lien senior secured loan	S +	5.25%	10/2029	30,240	29,966	30,240	1.3%
CoreTrust Purchasing Group LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.25%	5/2026	—	(49)	—	—%
CoreTrust Purchasing Group LLC(14)(15)	First lien senior secured revolving loan	S +	5.25%	10/2029	—	(49)	—	—%
						29,868	30,240	1.3%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(5)(8)	First lien senior secured loan	S +	3.50%	4/2028	4,987	4,952	4,988	0.2%
						4,952	4,988	0.2%
Food & Staples Retailing
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(8)	First lien senior secured loan	S +	6.25% (2.75% PIK)	12/2028	145,970	145,970	145,970	6.1%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(7)(14)	First lien senior secured revolving loan	S +	5.00%	12/2027	5,907	5,907	5,907	0.2%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

						151,877	151,877	6.3%
Health Care Equipment & Supplies
PerkinElmer U.S. LLC(7)	First lien senior secured loan	S +	5.00%	3/2029	53,687	53,670	53,591	2.2%
PerkinElmer U.S. LLC(7)	First lien senior secured loan	S +	5.00%	3/2029	2,829	2,822	2,823	0.1%
PerkinElmer U.S. LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.00%	5/2026	—	(42)	—	—%
						56,450	56,414	2.3%
Health Care Providers & Services
Covetrus, Inc.(8)	Second lien senior secured loan	S +	9.25%	10/2030	75,000	73,670	73,312	3.0%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(7)	First lien senior secured loan	S +	5.50%	3/2025	9,944	9,944	9,944	0.4%
Engage Debtco Limited(8)(21)	First lien senior secured loan	S +	5.75% (2.25% PIK)	7/2029	20,384	19,999	20,079	0.8%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(9)	First lien senior secured loan	S +	6.25%	12/2029	21,581	21,182	21,473	0.9%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(9)(14)	First lien senior secured revolving loan	S +	6.25%	12/2029	734	682	720	—%
Natural Partners, LLC(8)(21)	First lien senior secured loan	S +	4.50%	11/2027	9,104	8,985	9,104	0.4%
Natural Partners, LLC(8)(14)(21)	First lien senior secured revolving loan	S +	4.50%	11/2027	273	264	273	—%
OneOncology, LLC(8)	First lien senior secured loan	S +	6.25%	6/2030	7,877	7,771	7,877	0.3%
OneOncology, LLC(8)(14)(16)	First lien senior secured delayed draw term loan	S +	6.25%	12/2024	2,976	2,925	2,976	0.1%
OneOncology, LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.00%	6/2025	—	(15)	(15)	—%
OneOncology, LLC(14)(15)	First lien senior secured revolving loan	S +	6.25%	6/2029	—	(20)	—	—%
PetVet Care Centers, LLC(7)	First lien senior secured loan	S +	6.00%	11/2030	39,054	38,688	38,468	1.6%
PetVet Care Centers, LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—	(23)	(26)	—%
PetVet Care Centers, LLC(14)(15)	First lien senior secured revolving loan	S +	6.00%	11/2029	—	(51)	(81)	—%
TC Holdings, LLC (dba TrialCard)(8)	First lien senior secured loan	S +	5.00%	4/2027	8,750	8,697	8,750	0.4%
TC Holdings, LLC (dba TrialCard)(14)(15)	First lien senior secured revolving loan	S +	5.00%	4/2027	—	(6)	—	—%
Vermont Aus Pty Ltd(8)(21)	First lien senior secured loan	S +	5.65%	3/2028	9,775	9,608	9,702	0.4%
						202,300	202,556	8.3%
Health Care Technology
Athenahealth Group Inc.(5)(7)	First lien senior secured loan	S +	3.25%	2/2029	3,502	3,265	3,487	0.1%
Color Intermediate, LLC(8)	First lien senior secured loan	S +	5.50%	10/2029	48,150	47,339	48,150	2.0%
Greenway Health, LLC(9)	First lien senior secured loan	S +	6.75%	4/2029	10,274	9,990	10,094	0.4%
Hyland Software, Inc.(7)	First lien senior secured loan	S +	6.00%	9/2030	65,111	64,211	64,622	2.7%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Hyland Software, Inc.(14)(15)	First lien senior secured revolving loan	S +	6.00%	9/2029	—	(40)	(23)	—%
Iconic IMO Merger Sub, Inc.(9)	First lien senior secured loan	S +	5.50%	5/2029	23,099	22,745	23,041	0.9%
Iconic IMO Merger Sub, Inc.(14)(15)	First lien senior secured revolving loan	S +	5.50%	5/2028	—	(32)	(6)	—%
Imprivata, Inc.(8)	Second lien senior secured loan	S +	6.25%	12/2028	17,647	17,470	17,647	0.7%
Indikami Bidco, LLC (dba IntegriChain)(7)	First lien senior secured loan	S +	6.50% (2.50% PIK)	12/2030	56,865	55,663	56,012	2.3%
Indikami Bidco, LLC (dba IntegriChain)(14)(15)(16)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	—	(74)	—	—%
Indikami Bidco, LLC (dba IntegriChain)(7)(14)	First lien senior secured revolving loan	S +	6.00%	6/2030	2,537	2,391	2,431	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(8)	First lien senior secured loan	S +	7.00%	3/2028	28,050	27,949	27,629	1.2%
Interoperability Bidco, Inc. (dba Lyniate)(8)(24)	First lien senior secured loan	S +	7.00%	3/2028	1,105	1,105	1,088	—%
Interoperability Bidco, Inc. (dba Lyniate)(14)(15)(16)(24)	First lien senior secured delayed draw term loan	S +	7.00%	6/2026	—	—	(29)	—%
Interoperability Bidco, Inc. (dba Lyniate)(14)(15)	First lien senior secured revolving loan	S +	7.00%	3/2028	—	(5)	(34)	—%
Neptune Holdings, Inc. (dba NexTech)(9)	First lien senior secured loan	S +	6.00%	8/2030	6,585	6,433	6,535	0.3%
Neptune Holdings, Inc. (dba NexTech)(14)(15)	First lien senior secured revolving loan	S +	6.00%	8/2029	—	(19)	(7)	—%
PointClickCare Technologies, Inc.(5)(8)(21)	First lien senior secured loan	S +	3.00%	12/2027	9,800	9,800	9,837	0.4%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(5)(7)	First lien senior secured loan	S +	3.25%	3/2028	11,687	11,280	11,697	0.5%
RL Datix Holdings (USA), Inc. (dba Datix Bidco Limited)(8)	First lien senior secured loan	S +	5.50%	4/2031	56,155	55,603	55,593	2.3%
RL Datix Holdings (USA), Inc.(12)	First lien senior secured GBP term loan	SA +	5.50%	4/2031	£26,005	32,162	32,544	1.4%
RL Datix Holdings (USA), Inc. (dba Datix Bidco Limited)(14)(16)	First lien senior secured delayed draw term loan	S +	5.50%	4/2027	—	—	—	—%
RL Datix Holdings (USA), Inc. (dba Datix Bidco Limited)(14)(15)	First lien senior secured revolving loan	S +	5.50%	10/2030	—	(108)	(111)	—%
						367,128	370,197	15.3%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(8)	First lien senior secured loan	S +	5.25%	1/2031	2,945	2,917	2,930	0.1%
Aptean Acquiror, Inc. (dba Aptean)(8)(14)(16)	First lien senior secured delayed draw term loan	S +	5.25%	1/2026	26	23	26	—%
Aptean Acquiror, Inc. (dba Aptean)(14)(15)	First lien senior secured revolving loan	S +	5.25%	1/2031	—	(3)	(1)	—%
						2,937	2,955	0.1%
Insurance
AmeriLife Holdings LLC(8)	First lien senior secured loan	S +	5.75%	8/2029	25,911	25,526	25,911	1.1%
AmeriLife Holdings LLC(14)(15)(16)(18)	First lien senior secured delayed draw term loan	S +	5.75%	6/2026	—	(14)	—	—%
AmeriLife Holdings LLC(14)(15)	First lien senior secured revolving loan	S +	5.75%	8/2028	—	(32)	—	—%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Asurion, LLC(5)(7)	First lien senior secured loan	S +	4.25%	8/2028	18,530	17,817	18,371	0.8%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(8)	First lien senior secured loan	S +	7.50%	3/2029	37,324	36,461	37,137	1.5%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(14)(15)	First lien senior secured revolving loan	S +	7.50%	3/2029	—	(74)	(19)	—%
Galway Borrower LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.00%	2/2026	—	(7)	—	—%
Galway Borrower LLC(7)(14)	First lien senior secured revolving loan	S +	5.25%	9/2028	27	25	26	—%
Integrated Specialty Coverages, LLC(9)	First lien senior secured loan	S +	6.00%	7/2030	5,575	5,500	5,548	0.2%
Integrated Specialty Coverages, LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	6.00%	1/2025	—	(7)	—	—%
Integrated Specialty Coverages, LLC(14)(15)	First lien senior secured revolving loan	S +	6.00%	7/2029	—	(8)	(3)	—%
Integrity Marketing Acquisition, LLC(8)	First lien senior secured loan	S +	5.83%	8/2026	30,523	30,462	30,523	1.4%
Integrity Marketing Acquisition, LLC(8)(14)(16)	First lien senior secured delayed draw term loan	S +	6.00%	2/2025	4,028	3,970	4,028	0.2%
Integrity Marketing Acquisition, LLC(14)(15)	First lien senior secured revolving loan	S +	6.50%	8/2026	—	(9)	—	—%
						119,610	121,522	5.2%
Internet & Direct Marketing Retail
Aurelia Netherlands Midco 2 B.V.(10)(14)(18)(21)	First lien senior secured EUR loan	E +	5.75%	5/2031	€39,659	41,538	41,973	1.7%
						41,538	41,973	1.7%
IT Services
Kaseya Inc.(8)	First lien senior secured loan	S +	6.00% (2.50% PIK)	6/2029	80,008	78,747	80,008	3.3%
Kaseya Inc.(8)(14)(16)	First lien senior secured delayed draw term loan	S +	5.50%	6/2025	236	200	236	—%
Kaseya Inc.(7)(14)	First lien senior secured revolving loan	S +	5.50%	6/2029	1,194	1,127	1,194	—%
						80,074	81,438	3.3%
Life Sciences Tools & Services
Bamboo US BidCo LLC(8)	First lien senior secured loan	S +	6.75% (3.38% PIK)	9/2030	19,931	19,390	19,582	0.8%
Bamboo US BidCo LLC(10)	First lien senior secured EUR term loan	E +	6.75% (3.38% PIK)	9/2030	€12,401	12,776	13,091	0.5%
Bamboo US BidCo LLC(8)(14)(16)	First lien senior secured delayed draw term loan	S +	6.75% (3.38% PIK)	3/2025	586	536	569	—%
Bamboo US BidCo LLC(14)(15)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(108)	(72)	—%
Bracket Intermediate Holding Corp.(5)(8)	First lien senior secured loan	S +	5.00%	5/2028	34,650	33,807	34,750	1.4%
						66,401	67,920	2.7%
Media
Monotype Imaging Holdings Inc.(8)	First lien senior secured loan	S +	5.50%	2/2031	68,904	68,405	68,559	2.8%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Monotype Imaging Holdings Inc.(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.50%	2/2026	—	(20)	—	—%
Monotype Imaging Holdings Inc.(14)(15)	First lien senior secured revolving loan	S +	5.50%	2/2030	—	(61)	(43)	—%
						68,324	68,516	2.8%
Multiline Retail
PDI TA Holdings, Inc.(7)	First lien senior secured loan	S +	5.25%	2/2031	11,816	11,646	11,698	0.5%
PDI TA Holdings, Inc.(7)(14)(16)	First lien senior secured delayed draw term loan	S +	5.25%	2/2026	1,412	1,363	1,383	0.1%
PDI TA Holdings, Inc.(14)(15)	First lien senior secured revolving loan	S +	5.50%	2/2031	—	(19)	(13)	—%
						12,990	13,068	0.6%
Pharmaceuticals
BridgeBio Pharma, Inc.(8)(21)	First lien senior secured loan	S +	6.50%	1/2029	30,000	29,958	29,925	1.2%
Foundation Consumer Brands, LLC(8)	First lien senior secured loan	S +	6.25%	2/2027	17,384	17,170	17,384	0.7%
Pacific BidCo Inc.(9)(21)	First lien senior secured loan	S +	5.75% (3.20% PIK)	8/2029	8,894	8,723	8,827	0.4%
Pacific BidCo Inc.(9)(14)(16)(21)	First lien senior secured delayed draw term loan	S +	5.75%	8/2025	954	934	947	—%
XRL 1 LLC (dba XOMA)(13)	First lien senior secured loan		9.88%	12/2038	12,638	12,413	12,196	0.5%
XRL 1 LLC (dba XOMA)(13)(14)(15)(16)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(14)	(35)	—%
						69,184	69,244	2.8%
Professional Services
Certinia, Inc.(8)	First lien senior secured loan	S +	7.25%	8/2029	44,118	43,348	43,676	1.8%
Certinia, Inc.(14)(15)	First lien senior secured revolving loan	S +	7.25%	8/2029	—	(100)	(59)	—%
Gerson Lehrman Group, Inc.(8)	First lien senior secured loan	S +	5.25%	12/2027	18,895	18,744	18,848	0.8%
Gerson Lehrman Group, Inc.(14)(15)	First lien senior secured revolving loan	S +	5.25%	12/2027	—	(8)	(2)	—%
Proofpoint, Inc.(5)(7)	First lien senior secured loan	S +	3.00%	8/2028	3,183	3,183	3,184	0.1%
Sensor Technology Topco, Inc. (dba Humanetics)(8)	First lien senior secured loan	S +	7.00% (2.00% PIK)	5/2028	63,427	63,121	63,744	2.6%
Sensor Technology Topco, Inc. (dba Humanetics)(10)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	5/2028	€11,447	12,374	12,330	0.5%
Sensor Technology Topco, Inc. (dba Humanetics)(14)(16)	First lien senior secured delayed draw term loan	S +	6.50%	9/2025	—	—	—	—%
Sensor Technology Topco, Inc. (dba Humanetics)(7)(14)	First lien senior secured revolving loan	S +	6.50%	5/2028	1,986	1,960	1,996	0.1%
Sensor Technology Topco, Inc. (dba Humanetics)(10)(14)	First lien senior secured EUR delayed draw term loan	E +	6.75%	5/2028	—	—	—	—%
Sovos Compliance, LLC(5)(7)	First lien senior secured loan	S +	4.50%	8/2028	19,451	19,119	19,282	0.8%
TK Operations Ltd (dba Travelperk, Inc.)(13)(18)(21)	First lien senior secured loan		11.00%	5/2029	22,492	20,450	20,363	0.8%
						182,191	183,362	7.5%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Real Estate Management & Development
Entrata, Inc.(7)	First lien senior secured loan	S +	5.75%	7/2030	44,647	44,015	44,647	1.9%
Entrata, Inc.(14)(15)	First lien senior secured revolving loan	S +	6.00%	7/2028	—	(62)	—	—%
						43,953	44,647	1.9%
Systems Software
Activate Holdings (US) Corp. (dba Absolute Software)(8)(21)	First lien senior secured loan	S +	6.25%	7/2030	39,441	38,434	39,441	1.6%
Activate Holdings (US) Corp. (dba Absolute Software)(14)(15)(21)	First lien senior secured revolving loan	S +	6.25%	7/2030	—	(72)	—	—%
Appfire Technologies, LLC(8)	First lien senior secured loan	S +	4.75%	3/2027	4,091	4,091	4,091	0.2%
Appfire Technologies, LLC(14)(15)(16)	First lien senior secured delayed draw term loan	S +	5.50%	6/2024	—	(38)	—	—%
Appfire Technologies, LLC(14)(15)(16)(18)(24)	First lien senior secured delayed draw term loan	S +	4.75%	3/2025	—	(7)	—	—%
Appfire Technologies, LLC(8)(14)	First lien senior secured revolving loan	S +	3.75%	3/2027	187	187	187	—%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(7)	First lien senior secured loan	S +	6.50%	3/2031	15,675	15,447	15,479	0.6%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(7)(14)(16)	First lien senior secured delayed draw term loan	S +	6.50%	3/2026	22,800	22,375	22,451	0.9%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(14)(15)	First lien senior secured revolving loan	S +	6.50%	3/2031	—	(82)	(71)	—%
Barracuda Networks, Inc.(5)(8)	First lien senior secured loan	S +	4.50%	8/2029	44,325	43,285	44,210	1.8%
Barracuda Networks, Inc.(8)	Second lien senior secured loan	S +	7.00%	8/2030	55,875	54,461	51,545	2.1%
ConnectWise, LLC(5)(8)	First lien senior secured loan	S +	3.50%	9/2028	3,073	2,990	3,046	0.1%
Crewline Buyer, Inc. (dba New Relic)(8)	First lien senior secured loan	S +	6.75%	11/2030	114,805	113,198	114,518	4.8%
Crewline Buyer, Inc. (dba New Relic)(14)(15)	First lien senior secured revolving loan	S +	6.75%	11/2030	—	(163)	(30)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(5)(7)(18)(24)	Second lien senior secured loan	S +	5.25%	11/2030	16,500	16,418	16,698	0.7%
Forescout Technologies, Inc.(8)	First lien senior secured loan	S +	5.00%	5/2031	1,238	1,232	1,232	0.1%
Forescout Technologies, Inc.(14)	First lien senior secured revolving loan	S +	5.00%	5/2030	—	—	—	—%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(8)	Second lien senior secured loan	S +	6.75%	11/2027	20,000	19,803	16,300	0.7%
Oranje Holdco, Inc. (dba KnowBe4)(8)	First lien senior secured loan	S +	7.50%	2/2029	106,818	105,399	106,818	4.4%
Oranje Holdco, Inc. (dba KnowBe4)(8)	First lien senior secured loan	S +	7.25%	2/2029	21,275	21,062	21,062	0.9%
Oranje Holdco, Inc. (dba KnowBe4)(14)(15)	First lien senior secured revolving loan	S +	7.50%	2/2029	—	(153)	—	—%
Ping Identity Holding Corp.(7)	First lien senior secured loan	S +	7.00%	10/2029	90,909	89,802	90,909	3.8%
Ping Identity Holding Corp.(14)(15)	First lien senior secured revolving loan	S +	7.00%	10/2028	—	(98)	—	—%
Rubrik, Inc.(8)	First lien senior secured loan	S +	7.00%	8/2028	46,771	46,231	46,771	1.9%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Rubrik, Inc.(8)(14)	First lien senior secured delayed draw term loan	S +	7.00%	8/2028	3,755	3,701	3,755	0.2%
SailPoint Technologies Holdings, Inc.(8)	First lien senior secured loan	S +	6.00%	8/2029	136,920	134,637	136,578	5.7%
SailPoint Technologies Holdings, Inc.(14)(15)	First lien senior secured revolving loan	S +	6.00%	8/2028	—	(180)	(33)	—%
Securonix, Inc.(8)	First lien senior secured loan	S +	7.00%	4/2028	19,774	19,640	17,401	0.7%
Securonix, Inc.(8)(14)(15)	First lien senior secured revolving loan	S +	7.00%	4/2028	80	58	(347)	—%
Sitecore Holding III A/S(11)	First lien senior secured EUR term loan	E +	7.75% (4.25% PIK)	3/2029	€63,498	66,534	68,054	2.8%
Sitecore Holding III A/S(9)	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	10,849	10,777	10,849	0.5%
Sitecore USA, Inc.(9)	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	65,407	64,965	65,407	2.7%
Sophos Holdings, LLC(5)(7)(21)	First lien senior secured loan	S +	3.50%	3/2027	14,694	14,312	14,706	0.6%
Talon MidCo 2 Limited(7)(21)	First lien senior secured loan	S +	7.64%	8/2028	28,821	28,421	28,605	1.2%
Talon MidCo 2 Limited(7)(21)	First lien senior secured loan	S +	7.64%	8/2028	2,087	2,050	2,071	0.1%
Talon MidCo 2 Limited(14)(16)(21)	First lien senior secured delayed draw term loan	S +	7.64%	8/2024	—	—	—	—%
Talon MidCo 2 Limited(14)(15)(21)	First lien senior secured revolving loan	S +	7.00%	8/2028	—	(19)	(10)	—%
						938,698	941,693	39.1%
Total non-controlled/non-affiliated portfolio company debt investments						$4,049,731	$4,073,251	168.6%

Equity Investments
Application Software
6Sense Insights, Inc.(19)(22)	Series E-1 Preferred Stock	N/A		N/A	316,128	10,002	8,363	0.3%
AlphaSense, LLC(19)	Series E Preferred Shares	N/A		N/A	153,208	6,878	6,878	0.3%
Project Alpine Co-Invest Fund, L.P.(19)(21)(22)	LP Interest	N/A		N/A	9,695,168	9,694	11,450	0.5%
Simpler Postage, Inc.(18)(19)	Warrants	N/A		N/A	151,197	1,904	1,904	0.1%
Zoro TopCo, L.P.(19)(22)	Class A Common Units	N/A		N/A	1,051,383	10,515	11,446	0.5%
Zoro TopCo, Inc.(13)(19)	Series A Preferred Stock		12.50% PIK	N/A	12,617	14,512	14,915	0.6%
						53,505	54,956	2.3%
Capital Markets
Acorns Grow Incorporated(13)(18)(19)(21)	Series F Preferred Stock		5.00% PIK	N/A	572,135	11,260	10,822	0.4%
						11,260	10,822	0.4%
Diversified Financial Services
Amergin Asset Management, LLC(19)(21)(22)	Class A Units	N/A		N/A	50,000,000	—	—	—%
Juniper Square, Inc.(19)(22)	Warrants	N/A		N/A	40,984	238	214	—%
						238	214	—%
Health Care Providers & Services

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(16)(19)(22)	Class A Interest	N/A		N/A	159	1,585	1,585	0.1%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(13)(19)	Series A Preferred Stock		15.00% PIK	N/A	4,419	4,680	4,630	0.2%
						6,265	6,215	0.3%
Health Care Technology
BEHP Co-Investor II, L.P.(19)(21)(22)	LP Interest	N/A		N/A	$1,270	1,266	1,389	0.1%
Orange Blossom Parent, Inc.(19)(22)	Common Stock	N/A		N/A	16,667	1,667	1,664	0.1%
Minerva Holdco, Inc. (dba Athenahealth, Inc.)(13)(19)	Series A Preferred Stock		10.75% PIK	N/A	50,000	62,084	60,352	2.5%
WP Irving Co-Invest, L.P.(19)(21)(22)	Partnership Units	N/A		N/A	1,250,000	1,250	1,368	0.1%
						66,267	64,773	2.8%
Insurance
Accelerate Topco Holdings, LLC(19)(22)	Common Units	N/A		N/A	12,822	354	483	—%
						354	483	—%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(9)(19)	Perpetual Preferred Stock	S +	10.75% PIK	N/A	62,500	73,137	74,381	3.1%
						73,137	74,381	3.1%
Pharmaceuticals
XOMA Corporation(19)(22)	Warrants	N/A		N/A	12,000	82	129	—%
						82	129	—%
Professional Services
TravelPerk, Inc.(18)(19)(21)	Warrants	N/A		N/A	128,826	1,650	1,650	0.1%
						1,650	1,650	0.1%
Real Estate Management & Development
Vestwell Holdings, Inc.(19)(22)	Series D Preferred Stock	N/A		N/A	152,175	3,000	3,000	0.1%
						3,000	3,000	0.1%
Systems Software
Axonius, Inc.(18)(19)(22)	Series E Preferred Stock	N/A		N/A	1,733,274	10,033	8,142	0.3%
Elliott Alto Co-Investor Aggregator L.P.(19)(21)(22)	LP Interest	N/A		N/A	13,060	13,145	16,789	0.7%
Halo Parent Newco, LLC(13)(19)	Class H PIK Preferred Equity		11.00% PIK	N/A	48,659	49,326	37,213	1.5%
Picard Holdco, Inc.(8)(19)	Series A Preferred Stock	S +	12.00% PIK	N/A	88,080	93,194	100,162	4.2%
Project Hotel California Co-Invest Fund, L.P.(19)(21)(22)	LP Interest	N/A		N/A	$8,061	8,061	8,811	0.4%
Securiti, Inc.(19)(22)	Series C Preferred Shares	N/A		N/A	2,525,571	20,000	20,000	0.8%
						193,759	191,117	7.9%
Total non-controlled/non-affiliated portfolio company equity investments						$409,517	$407,740	17.0%
Total non-controlled/non-affiliated portfolio company investments						$4,459,248	$4,480,991	185.6%

Non-controlled/affiliated portfolio company investments(20)

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(17)(23)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Debt Investments
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(13)(21)	First lien senior secured loan		12.00% PIK	7/2030	$8,827	8,827	8,827	0.3%
AAM Series 2.1 Aviation Feeder, LLC(13)(21)	First lien senior secured loan		12.00% PIK	11/2030	$6,217	6,217	6,217	0.2%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(13)(21)	First lien senior secured loan		12.00%	7/2030	$205	205	205	—%
						15,249	15,249	0.5%
Insurance
Coherent Group Inc.(18)(21)	Convertible notes		5.30%	12/2024	$3,029	3,056	3,029	0.1%
						3,056	3,029	0.1%
Total non-controlled/affiliated portfolio company debt investments						$18,305	$18,278	0.6%
Equity Investments
Diversified Financial Services
AAM Series 2.1 Aviation Feeder, LLC(14)(19)(21)(22)	LLC Interest	N/A		N/A	$6,916	2,309	2,301	0.1%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(14)(19)(21)(22)	LLC Interest	N/A		N/A	$5,988	5,948	5,947	0.2%
						8,257	8,248	0.3%
Insurance
Coherent Group Inc.(18)(19)(21)(22)	Series B Preferred Shares	N/A		N/A	456,035	16,014	12,200	0.5%
Fifth Season Investments LLC(19)(24)	Class A Units	N/A		N/A	8	70,594	75,236	3.1%
						86,608	87,436	3.6%
Pharmaceuticals
LSI Financing 1 DAC(19)(21)	Preferred Equity	N/A		N/A	$18,631	16,975	18,372	0.8%
						16,975	18,372	0.8%
Total non-controlled/affiliated portfolio company equity investments						$111,840	$114,056	4.7%
Total non-controlled/affiliated portfolio company investments						$130,145	$132,334	5.3%
Total Investments						$4,589,393	$4,613,325	190.9%

	Interest Rate Swaps as of June 30, 2024
	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap	6.75%	S + 2.565%	2/15/2029	700,000	(1,903)	—	287	2029 Notes	Note 5
Total				$700,000			$287
_______________
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)The amortized cost represents the original cost adjusted for the amortization and accretion of premiums and discounts, as applicable, on debt investments using the effective interest method.
(3)As of June 30, 2024, the net estimated unrealized gain for U.S. federal income tax purposes was $81.9 million based on a tax cost basis of $4.5 billion. As of June 30, 2024, there was no estimated aggregate gross unrealized loss for U.S. federal income tax purposes and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $81.9 million.
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

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)
(7)The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2024 was 5.34%.
(8)The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2024 was 5.32%.
(9)The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2024 was 5.25%.
(10)The interest rate on this loan is subject to 3 month EURIBOR, which as of June 30, 2024 was 3.71%.
(11)The interest rate on this loan is subject 6 month EURIBOR, which as of June 30, 2024 was 3.68%.
(12)The interest rate on this loan is subject to SONIA, which as of June 30, 2024 was 5.20%.
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
(19)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2024, the aggregate fair value of these securities is $521.8 million or 21.7% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January 20, 2022
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 01, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 01, 2022
Accelerate Topco Holdings, LLC	Common Units	September 01, 2022
Acorns Grow Incorporated	Series F Preferred Stock	March 08, 2022
Amergin Asset Management, LLC	Class A Units	July 01, 2022
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
Axonius, Inc.	Series E Preferred Stock	March 11, 2022
BEHP Co-Investor II, L.P.	LP Interest	May 06, 2022
Coherent Group Inc.	Series B Preferred Shares	April 21, 2022
Coherent Group Inc.	Series B Preferred Shares	December 28, 2023
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Fifth Season Investments LLC	Class A Units	October 17, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	February 22, 2022
Juniper Square, Inc.	Warrants	December 29, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 23, 2022
LSI Financing 1 DAC	Preferred Equity	December 14, 2022
Minerva Holdco, Inc. (dba Athenahealth, Inc.)	Series A Preferred Stock	February 15, 2022
Orange Blossom Parent, Inc.	Common Stock	July 29, 2022
Picard Holdco, Inc.	Series A Preferred Stock	September 29, 2022
Project Alpine Co-Invest Fund, L.P.	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Securiti, Inc.	Series C Preferred Shares	July 29, 2022
Simpler Postage, Inc.	Warrants	June 12, 2024
TravelPerk, Inc.	Warrants	May 02, 2024
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Class A Interest	November 30, 2023
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
Zoro TopCo, Inc.	Series A Preferred Stock	November 22, 2022
_______________
(20)Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement. Transactions during the six months ended June 30, 2024 in which the Company was an Affiliated Person of the portfolio company are as follows:

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of June 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company	Fair Value at December 31, 2023	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Transfers	Fair Value at June 30, 2024	Interest Income	Dividend Income	Other Income
Non-Controlled Affiliates
AAM Series 2.1 Aviation Feeder, LLC(c)	$17,438	$349	$(9,083)	$(186)	$—	$8,518	$554	$—	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	14,409	440	(40)	170	—	14,979	537	—	—
Coherent Group Inc.	16,204	1,388	(31)	(2,332)	—	15,229	(31)	—	—
Fifth Season Investments LLC	43,908	28,161	(1,471)	4,638	—	75,236	—	2,649	—
LSI Financing 1 DAC	19,988	—	(2,030)	414	—	18,372	—	62	—
Total Non-Controlled Affiliates	$111,947	$30,338	$(12,655)	$2,704	$—	$132,334	$1,060	$2,711	$—
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
(21)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of June 30, 2024, non-qualifying assets represented 13.8% of total assets as calculated in accordance with the regulatory requirements.
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
(17)Not a co-investment made with the Company’s affiliates.
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

Blue Owl Technology Finance Corp. II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$69,007	$38,375	$124,870	$72,810
Net change in unrealized gain (loss)	(6,442)	(10,437)	6,476	2,867
Net realized gain (loss)	(625)	(172)	472	1,079
Net Increase (Decrease) in Net Assets Resulting from Operations	61,940	27,766	131,818	76,756
Distributions
Distributions declared from earnings	(57,805)	(25,678)	(101,920)	(48,936)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(57,805)	(25,678)	(101,920)	(48,936)
Capital Share Transactions
Issuance of common shares	300,000	299,993	549,991	299,993
Reinvestment of distributions	5,327	2,940	9,569	4,674
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	305,327	302,933	559,560	304,667
Total Increase (Decrease) in Net Assets	309,462	305,021	589,458	332,487
Net Assets, at beginning of period	2,097,575	1,252,044	1,817,579	1,224,578
Net Assets, at end of period	$2,407,037	$1,557,065	$2,407,037	$1,557,065

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$131,818	$76,756
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,004,522)	(558,209)
Proceeds from investments and investment repayments, net	246,900	45,559
Net amortization/accretion of premium/discount on investments	(18,293)	(4,663)
Net change in unrealized (gain) loss on investments	(7,350)	(3,564)
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	(1,616)	—
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	878	693
Net realized (gain) loss on investments	(1,083)	2
Paid-in-kind interest and dividends	(26,598)	(26,308)
Amortization of debt issuance costs	3,906	2,711
Amortization of offering costs	—	80
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(4,386)	(2,443)
(Increase) decrease in dividend income receivable	(1,828)	(1,195)
(Increase) decrease in investments funded in advance	—	—
(Increase) decrease in receivable for investments sold	(56)	—
(Increase) decrease in prepaid expenses and other assets	(38,029)	41
Increase (decrease) in management fee payable	987	2,749
Increase (decrease) in incentive fee payable	2,507	1,641
Increase (decrease) in payables to affiliates	1,228	(270)
Increase (decrease) in payable for investments purchased	26,257	(22,781)
Increase (decrease) in accrued expenses and other liabilities	14,728	3,120
Net cash used in operating activities	(674,552)	(486,081)
Cash Flows from Financing Activities
Borrowings on debt	2,384,060	1,098,604
Payments on debt	(2,077,500)	(850,497)
Debt issuance costs	(22,575)	(2,030)
Proceeds from issuance of common shares (net of change in subscriptions receivable)	549,628	300,873
Offering costs paid	71	(49)
Distributions paid	(69,666)	(31,989)
Net cash provided by financing activities	764,018	514,912
Net increase in cash	89,466	28,831
Cash, beginning of period	64,899	28,065
Cash, end of period	$154,365	$56,896
Supplemental and Non-Cash Information
Interest paid during the period	$73,026	$51,566
Distributions declared during the period	$101,920	$48,936
Reinvestment of distributions during the period	$9,569	$4,674
Distributions Payable	$57,869	$25,800
Taxes, including excise tax, paid during the period	$515	$—
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
Blue Owl Technology Credit Advisors II LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital, Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. The Adviser is registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity stakes in and providing debt financing to institutional alternative asset managers, and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate finance. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
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
Cash
Cash consists of deposits held at a custodian bank and restricted cash pledged as collateral. Cash is carried at cost, which approximates fair value. The Company deposits its cash with highly-rated banking corporations and, at times, may exceed the insured limits under applicable law.
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
For the three months ended June 30, 2024, PIK interest and PIK dividend income earned was $10.1 million and $6.7 million representing 7.1% and 4.8% of investment income, respectively. For the three months ended June 30, 2023, PIK interest and PIK dividend income earned was $5.3 million and $5.3 million representing 6.1% and 6.0% of investment income, respectively.
For the six months ended June 30, 2024, PIK interest and PIK dividend income earned was $17.1 million and $13.4 million representing 6.5% and 5.1% of investment income, respectively. For the six months ended June 30, 2023, PIK interest and PIK dividend income earned was $8.1 million and $18.3 million representing 4.9% and 11.1% of investment income, respectively.
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
For the three months ended June 30, 2024 and 2023, the Company incurred expenses of approximately $0.7 million and $0.7 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
For the six months ended June 30, 2024 and 2023, the Company incurred expenses of approximately $1.4 million and $1.4 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
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
For the three months ended June 30, 2024 and 2023, management fees were $14.2 million and $11.7 million, respectively.
For the six months ended June 30, 2024 and 2023, management fees were $27.8 million and $22.8 million, respectively.

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
For the three months ended June 30, 2024 and 2023, performance based incentive fees based on net investment income were $7.6 million and $4.3 million, respectively.
For the six months ended June 30, 2024 and 2023, performance based incentive fees based on net investment income were $14.0 million and $8.1 million, respectively.
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
For the three and six months ended June 30, 2024, the Company reversed previously accrued performance based incentive fees based on capital gains of $(0.7) million and accrued $0.7 million, respectively. The Company reversed previously accrued performance based incentive fees based on capital gains of $(10) thousand for the three months ended June 30, 2023. The Company did not accrue performance based incentive fees based on capital gains for the six months ended June 30, 2023.
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
The Adviser is affiliated with Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA, OPFA, OCA, and the Adviser, the “Blue Owl Credit Advisers”), which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which focuses on direct lending. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the business development companies, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that could avail themselves of the Order and that have an investment objective similar to the Company’s.
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
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2024, its commitment to Amergin AssetCo is $50.8 million, of which $35.6 million is equity and $15.2 million is debt. The Company’s investment in Amergin is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of June 30, 2024, its investment in Fifth Season was $75.2 million at fair value. The Company’s investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its interest in Fifth Season.
LSI Financing
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing. As of June 30, 2024, the Company’s investment in LSI Financing was $18.4 million at fair value. During the three months ended June 30, 2024, the Company increased its commitment by $5.2 million. The Company’s investment in LSI Financing is a co-investment with the Company’s

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.
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
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	June 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$3,778,144	$3,809,143	$3,047,941	$3,068,392
Second-lien senior secured debt investments	181,822	175,502	187,024	186,796
Unsecured debt investments	108,070	106,884	72,097	73,823
Preferred equity investments(2)	391,095	379,430	374,363	370,458
Common equity investments(3)	130,262	142,366	104,372	108,170
Total Investments	$4,589,393	$4,613,325	$3,785,797	$3,807,639
(1)Includes investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
Aerospace & Defense	1.5%	1.9%
Application Software	16.7	15.8
Banks	1.8	2.2
Beverages	0.2	0.3
Building Products	0.3	0.3
Buildings & Real Estate	1.5	—
Business Services	—	—
Capital Markets	0.4	0.3
Commercial Services & Supplies	0.8	0.5
Construction & Engineering	0.2	0.2
Consumer Finance	0.7	0.5
Diversified Consumer Services	1.4	0.3
Diversified Financial Services(1)	11.6	9.5
Diversified Support Services	0.7	0.7
Electrical Equipment	—	3.3
Equity Real Estate Investment Trusts (REITs)	0.1	—
Food & Staples Retailing	3.3	3.8
Health Care Equipment & Supplies	1.2	1.2
Health Care Technology	9.4	8.9
Health Care Providers & Services	4.5	5.4
Industrial Conglomerates	0.1	—
Insurance(2)	4.6	4.6
Internet & Direct Marketing Retail	0.9	—
IT Services	3.4	3.9
Life Sciences Tools & Services	1.5	1.8
Media	1.5	—
Multiline Retail	0.3	—
Pharmaceuticals(3)	1.9	1.5
Professional Services	4.1	3.9
Real Estate Management & Development	1.0	1.2
Systems Software	24.4	28.0
Total	100.0%	100.0%
(1)Includes investments in Amergin AssetCo.
(2)Includes investment in Fifth Season.
(3)Includes equity investment in LSI Financing.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
United States:
Midwest	14.1%	11.4%
Northeast	18.0	20.0
South	24.9	25.8
West	30.7	31.4
Australia	0.2	0.3
Canada	4.5	4.4
Cayman Islands	0.3	0.4
Germany	0.2	0.2
Guernsey	1.1	1.4
Ireland	0.1	0.2
Israel	0.7	0.8
Norway	0.9	—
Spain	0.5	—
Sweden	0.7	—
Switzerland	0.3	0.3
United Kingdom	2.8	3.4
Total	100.0%	100.0%
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage was 200% and 188%, respectively.
The tables below present debt obligations as of the following periods:

	June 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$800,000	$480,000	$320,000	$478,591
Revolving Credit Facility(4)	1,075,000	448,002	626,998	438,756
SPV Asset Facility I	925,000	312,500	313,488	299,975
SPV Asset Facility II	300,000	50,000	250,000	48,013
Athena CLO II	288,000	288,000	—	285,685
2023A Notes	75,000	75,000	—	74,234
April 2029 Notes(3)	700,000	700,000	—	681,916
Total Debt	$4,163,000	$2,353,502	$1,510,486	$2,307,170
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, Athena CLO II, 2023A Notes, and April 2029 Notes are presented net of unamortized debt issuance costs of $1.4 million, $9.2 million, $12.5 million, $2.0 million, $2.3 million, $0.8 million, and $16.5 million, respectively.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.
(4)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Net Carrying Value(1)
Subscription Credit Facility	$800,000	$800,000	$—	$797,454
Revolving Credit Facility	825,000	288,355	536,645	279,080
SPV Asset Facility I	625,000	330,000	84,826	321,387
SPV Asset Facility II	300,000	270,000	11,505	267,647
Athena CLO II	288,000	288,000	—	285,596
2023A Notes	75,000	75,000	—	74,144
Total Debt	$2,913,000	$2,051,355	$632,976	$2,025,308
(1)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, Athena CLO II, and 2023A Notes are presented net of unamortized debt issuance costs of $2.5 million, $9.3 million, $8.6 million, $2.4 million, $2.4 million, and $0.9 million respectively.
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$45,586	$29,389	$87,581	$54,018
Amortization of debt issuance costs	2,347	1,389	3,906	2,711
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	287	—	287	—
Total Interest Expense	$48,220	$30,778	$91,774	$56,729
Average interest rate	8.1%	7.4%	8.0%	7.2%
Average daily borrowings	$2,229,221	$1,562,296	$2,170,589	$1,490,233
(1)Refer to the April 2029 Notes for details on the facility’s interest rate swap.

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
Revolving Credit Facility
On June 9, 2022, the Company entered into a Senior Secured Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On October 13, 2023, the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date, convert a portion of the then-existing revolver availability into term loan availability and reduce the credit adjustment spread for US dollar denominated term SOFR loans to 0.10% for all tenors. On May 24, 2024 (the “Revolving Credit Facility Second Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to, among other things, increase the total commitment facility amount and replace the interest rate benchmark for loans denominated in Canadian dollars from CDOR to CORRA, which includes a credit adjustment spread of 0.29547% for one-month tenor Loans and 0.32138% for three-month tenor Loans. The following describes the terms of the Revolving Credit Facility amended through the Revolving Credit Facility Second Amendment Date.
The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company in existence as of the Revolving Credit Facility Second Amendment Date, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company thereafter (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of the Revolving Credit Facility Second Amendment Date, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $1.08 billion, which is comprised of (a) a term loan in a principal amount of $75.0 million (which term loan amount was increased from $50.0 million to $75.0 million on February 29, 2024) and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $1.0 billion (which revolving credit facility amount increased from $850.0 million to $950.0 million on April 24, 2024 and from $950.0 million to $1.0 billion on the Revolving Credit Facility Second Amendment Date). The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any outstanding letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility Second Amendment Date, the availability period with respect to the revolving credit facility under the Facility will terminate on October 13, 2027 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on October 13, 2028 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
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
SPV Asset Facilities
SPV Asset Facility I
On July 15, 2022 (the “SPV Asset Facility I Closing Date”), Athena Funding I LLC (“Athena Funding I”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Credit Agreement (the “SPV Asset Facility I”), with Athena Funding I, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto (the “SPV Asset Facility I Lenders”). The parties to the SPV Asset Facility I have entered into various amendments, including those relating to the calculation of principal collateralization amounts. The following describes the terms of SPV Asset Facility I as amended through June 28, 2024.
From time to time, the Company expects to sell and contribute certain investments to Athena Funding I pursuant to a Sale and Contribution Agreement by and between the Company and Athena Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Athena Funding I, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired by Athena Funding I through its ownership of Athena Funding I. The maximum principal amount which may be borrowed under the Credit Facility is $925.0 million (increased from $625.0 million to $925.0 million on June 28, 2024) which, subject to the satisfaction of certain conditions, may be increased to up to $1.50 billion. The availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding I’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
The SPV Asset Facility I provides for the ability to draw term loans and to draw and redraw revolving loans under the SPV Asset Facility I until July 15, 2026. Unless otherwise terminated, the SPV Asset Facility I will mature on July 15, 2034 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by Athena Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, Athena Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding I subject to payment of a premium for a period of time.
Amounts drawn bear interest at a reference rate (initially SOFR) plus a spread of 2.50%, and term loans and revolving loans are subject to a minimum utilization amount, after one year, subject to certain terms and conditions. The undrawn amount of the

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
commitment not subject to such spread payment is subject to an undrawn fee of 0.50% to 1.50% per annum on the undrawn amount, if any, of the commitments. Certain additional fees are payable to Société Générale as administrative agent.
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
2029 Notes
On April 4, 2024, the Company issued $700.0 million aggregate principal amount of its 6.750% notes due 2029 (the “2029 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The 2029 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The 2029 Notes were issued pursuant to the Base Indenture and a First Supplemental Indenture, dated as of April 4, 2024 (the “First Supplemental Indenture” and together with the Base Indenture, the “2029 Indenture”), between the Company and the Trustee. The 2029 Notes will mature on April 4, 2029, unless repurchased or redeemed in accordance with their terms prior to such date. The 2029 Notes bear interest at a rate of 6.750% per year payable semi-annually on April 4 and October 4 of each year, commencing on October 4, 2024. Concurrent with the issuance of the 2029 Notes, the Company entered into a Registration Rights Agreement (the “2029 Registration Rights Agreement”) for the benefit of the purchasers of the 2029 Notes. Pursuant to the 2029 Registration Rights Agreement, the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the 2029 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the 2029 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the 2029 Notes. If the Company fails to satisfy its registration obligations under the 2029 Registration Rights Agreement, it will be required to pay additional interest to the holders of the 2029 Notes.
The 2029 Notes are the Company’s direct, general unsecured obligations and rank senior in right of payment to all of the Company’s future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2029 Notes. The 2029 Notes rank pari passu, or equal, in right of payment with all of the Company’s existing and future indebtedness or other obligations that are not so subordinated, or junior to the 2029 Notes. The 2029 Notes rank effectively subordinated, or junior, to any of the Company’s future secured indebtedness or other obligations (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness. The 2029 Notes are structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The 2029 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the 2029 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2029 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the 2029 Indenture.
In addition, if a change of control repurchase event, as defined in the 2029 Indenture, occurs prior to maturity, holders of the 2029 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2029 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2029 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
In connection with the issuance of the 2029 Notes, on April 4, 2024 the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $700.0 million. The Company will receive fixed rate interest at 6.750% and pay variable rate interest based on SOFR plus 2.565%. The interest rate swap matures on March 4, 2029. For the three months ended June 30, 2024, the Company did not make a periodic payment. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2024, the interest rate swap had a fair value of $(1.9) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
Note 6. Fair Value of Financial Instruments
Investments
The tables below present the fair value hierarchy of financial instruments as of the following periods:

	Fair Value Hierarchy as of June 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$154,365	$—	$—	$154,365
Investments:
First-lien senior secured debt investments(1)	$—	$277,630	$3,531,513	$3,809,143
Second-lien senior secured debt investments	—	16,698	158,804	175,502
Unsecured debt investments	—	—	106,884	106,884
Preferred equity investments(2)	—	—	379,430	379,430
Common equity investments(3)	—	—	142,366	142,366
Total Investments at fair value	$—	$294,328	$4,318,997	$4,613,325
Derivatives:
Interest rate swaps	$—	$(1,903)	$—	$(1,903)
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
(3)Includes equity investments in Amergin AssetCo and Fifth Season.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended June 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,970,003	$186,467	$53,614	$376,728	$130,977	$3,717,789
Purchases of investments, net	580,760	—	51,832	6,878	10,961	650,431
Payment-in-kind	8,487	—	1,844	3,730	—	14,061
Proceeds from investments, net	(28,473)	—	—	(1,656)	(4,692)	(34,821)
Net change in unrealized gain (loss)	(966)	(3,208)	(392)	(6,390)	5,120	(5,836)
Net realized gains (losses)	—	—	—	—	—	—
Net amortization/accretion of premium/discount on investments	11,502	71	(14)	140	—	11,699
Transfers into (out of) Level 3(1)	(9,800)	(24,526)	—	—	—	(34,326)
Fair value, end of period	$3,531,513	$158,804	$106,884	$379,430	$142,366	$4,318,997
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended June 30, 2024, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Six Months Ended June 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,898,716	$186,796	$53,368	$370,458	$108,170	$3,617,508
Purchases of investments, net	794,243	—	51,890	6,879	32,148	885,160
Payment-in-kind	11,740	—	3,262	11,598	—	26,600
Proceeds from investments, net	(187,715)	—	—	(2,029)	(6,257)	(196,001)
Net change in unrealized gain (loss)	7,561	(3,699)	(1,637)	(7,759)	8,305	2,771
Net realized gains (losses)	—	—	—	—	—	—
Net amortization/accretion of premium/discount on investments	14,139	139	1	283	—	14,562
Transfers into (out of) Level 3(1)	(7,171)	(24,432)	—	—	—	(31,603)
Fair value, end of period	$3,531,513	$158,804	$106,884	$379,430	$142,366	$4,318,997
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the six months ended June 30, 2024, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Six Months Ended June 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,758,458	$184,788	$45,124	$337,069	$71,541	$2,396,980
Purchases of investments, net	527,239	—	—	19,664	11,300	558,203
Payment-in-kind	6,207	—	2,218	17,883	—	26,308
Proceeds from investments, net	(34,074)	—	—	(1,585)	—	(35,659)
Net change in unrealized gain (loss)	10,102	(1,152)	1,020	(11,200)	393	(837)
Net realized gains (losses)	(2)	—	—	—	—	(2)
Net amortization of discount on investments	2,334	289	14	274	—	2,911
Transfers into (out of) Level 3(1)	(103,010)	—	—	—	—	(103,010)
Fair value, end of period	$2,167,254	$183,925	$48,376	$362,105	$83,234	$2,844,894
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
The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2024 on Investments Held at June 30, 2024	Net change in unrealized gain (loss) for the Three Months Ended June 30, 2023 on Investments Held at June 30, 2023
First-lien senior secured debt investments	$7,056	$603
Second-lien senior secured debt investments	(3,208)	(1,259)
Unsecured debt investments	(392)	209
Preferred equity investments	(6,390)	(12,242)
Common equity investments	5,120	247
Total Investments	$2,186	$(12,442)

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

($ in thousands)	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2024 on Investments Held at June 30, 2024	Net change in unrealized gain (loss) for the Six Months Ended June 30, 2023 on Investments Held at June 30, 2023
First-lien senior secured debt investments	$15,733	$10,102
Second-lien senior secured debt investments	(3,699)	(1,152)
Unsecured debt investments	(1,637)	1,020
Preferred equity investments	(7,759)	(11,200)
Common equity investments	8,305	393
Total Investments	$10,943	$(837)
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

	June 30, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$399,489	Recent Transaction	Transaction Price	90.5% - 100.0% (98.4%)	Increase
	3,132,024	Yield Analysis	Market Yield	9.6% - 23.5% (11.5%)	Decrease
Second-lien senior secured debt investments	$158,804	Yield Analysis	Market Yield	11.3% - 21.0% (16.5%)	Decrease
Unsecured debt investments	$53,928	Recent Transaction	Transaction Price	99.2% - 100.0% (99.7%)	Increase
	52,956	Yield Analysis	Market Yield	10.2% - 10.2% (10.2%)	Decrease
Preferred equity investments	$15,020	Recent Transaction	Transaction Price	81.4% - 100.0% (89.9%)	Increase
	310,024	Yield Analysis	Market Yield	10.8% - 23.0% (16.7%)	Decrease
	54,386	Market Approach	Revenue Multiple	8.3x - 21.5x (14.3x)	Increase
Common equity investments	$11,803	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	23,277	Market Approach	EBITDA Multiple	8.3x - 30.5x (11.6x)	Increase
	75,236	Market Approach	AUM Multiple	1.1x - 1.1x (1.1x)	Increase
	129	Option Pricing Model	Volatility	70.0% - 70.0% (70.0%)	Increase
	31,921	Market Approach	Revenue Multiple	6.3x - 13.8x (10.5x)	Increase

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$423,672	Recent Transaction	Transaction Price	97.0% - 99.3% (98.6%)	Increase
	2,475,044	Yield Analysis	Market Yield	8.2% - 17.1% (12.0%)	Decrease
Second-lien senior secured debt investments	$186,796	Yield Analysis	Market Yield	11.4% - 17.7% (15.3%)	Decrease
Unsecured debt investments	$1,700	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	51,668	Yield Analysis	Market Yield	10.6% - 10.6% (10.6%)	Decrease
Preferred equity investments	$109,877	Recent Transaction	Transaction Price	98.0% - 107.5% (106.9%)	Increase
	199,839	Yield Analysis	Market Yield	10.4% - 20.0% (15.2%)	Decrease
	60,742	Market Approach	Revenue Multiple	8.5x - 21.5x (14.6x)	Increase
Common equity investments	$58,201	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	17,724	Market Approach	EBITDA Multiple	9.1x - 34.5x (12.5x)	Increase
	32,245	Market Approach	Revenue Multiple	6.3x - 14.7x (11.2x)	Increase
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	June 30, 2024		December 31, 2023
($ in thousands)	Net Carrying Value(1)	Fair Value	Net Carrying Value(2)	Fair Value
Subscription Credit Facility	$478,591	$478,591	$797,454	$797,454
Revolving Credit Facility	438,756	438,756	279,080	279,080
SPV Asset Facility I	299,975	299,975	321,387	321,387
SPV Asset Facility II	48,013	48,013	267,647	267,647
Athena CLO II	285,685	285,685	285,596	285,596
2023A Notes	74,234	75,000	74,144	75,188
April 2029 Notes	681,916	684,250	—	—
Total Debt	$2,307,170	$2,310,270	$2,025,308	$2,026,352
(1)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, Athena CLO II, 2023A Notes, and April 2029 Notes are presented net of unamortized debt issuance costs of $1.4 million, $9.2 million, $12.5 million, $2.0 million, $2.3 million, $0.8 million, and $16.5 million, respectively.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, Athena CLO II, and 2023A Notes are presented net of unamortized debt issuance costs of $2.5 million, $9.3 million, $8.6 million, $2.4 million , $2.4 million, and $0.9 million, respectively.
The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	June 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	684,250	—
Level 3	1,626,020	2,026,352
Total Debt	$2,310,270	$2,026,352
Financial Instruments Not Carried at Fair Value
As of June 30, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents the outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	June 30, 2024	December 31, 2023
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$13,973	$1,699
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	13,333	246
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	3,011	2,408
Aerosmith Bidco Limited	First lien senior secured delayed draw term loan	137,393	—
Aerosmith Bidco Limited	First lien senior secured revolving loan	12,889	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6,395	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6,480	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	299	762
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273	2,273
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	3,820
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	4,550	—

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Anaplan, Inc.	First lien senior secured revolving loan	9,421	9,421
Appfire Technologies, LLC	First lien senior secured revolving loan	630	630
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	5,040	5,293
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	1,344	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	506	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	273	—
Artifact Bidco, Inc.	First lien senior secured revolving loan	904	—
Artifact Bidco, Inc.	First lien senior secured revolving loan	2,347	—
Artifact Bidco, Inc.	First lien senior secured delayed draw term loan	4,552	—
Associations, Inc.	First lien senior secured delayed draw term loan	3,804	—
Associations, Inc.	First lien senior secured revolving loan	3,048	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR loan	—	21,969
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured NOK term loan	—	22,990
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured EUR revolving loan	—	2,441
Avalara, Inc.	First lien senior secured revolving loan	10,455	10,455
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	12,825	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	5,700	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	2,492	2,866
Bamboo US BidCo LLC	First lien senior secured revolving loan	4,103	4,103
BTRS Holdings Inc.	First lien senior secured delayed draw term loan	1,375	2,715
BTRS Holdings Inc.	First lien senior secured revolving loan	4,197	5,037
Certinia, Inc.	First lien senior secured revolving loan	5,882	5,882
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	3,153	7,429
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
Computer Services, Inc.	First lien senior secured delayed draw term loan	9,196	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	6,316	3,789
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	3,789	3,789
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	7,572	7,572
Coupa Holdings, LLC	First lien senior secured revolving loan	5,798	5,798
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	3,806	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	2,239	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11,959	11,959
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3,732	3,732
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	802	642
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	4,773	—
Entrata, Inc.	First lien senior secured revolving loan	5,128	5,128
Finastra USA, Inc.	First lien senior secured revolving loan	7,641	6,284
Forescout Technologies, Inc.	First lien senior secured revolving loan	176	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	821	2,324
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	609	1,481
Fullsteam Operations, LLC	First lien senior secured revolving loan	593	593
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	5,926	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,481	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	169	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	956	—
Granicus, Inc.	First lien senior secured delayed draw term loan	289	—

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2024	December 31, 2023
Granicus, Inc.	First lien senior secured revolving loan	270	—
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	5,806	5,806
Hyland Software, Inc.	First lien senior secured revolving loan	3,101	3,101
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,739	—
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	—	3,127
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,482	2,382
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	9,866	9,866
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	4,510	7,047
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	1,293	1,293
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	603	603
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	7,360	10,604
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	2,636	2,636
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	2,259	1,309
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	1,905	—
JS PARENT, INC.	First lien senior secured revolving loan	1,324	—
Juniper Square, Inc.	First lien senior secured revolving loan	2,250	2,250
Juniper Square, Inc.	First lien senior secured delayed draw term loan	11,250	—
Kaseya Inc.	First lien senior secured delayed draw term loan	4,201	4,437
Kaseya Inc.	First lien senior secured revolving loan	3,544	3,544
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	2,203	2,056
Litera Bidco LLC	First lien senior secured delayed draw term loan	7,837	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	4,129	—
Litera Bidco LLC	First lien senior secured revolving loan	2,350	—
LSI Financing 1 DAC	Preferred Equity	25,197	—
LSI Financing 1 DAC	Series 5 Notes	5,225	—
ManTech International Corporation	First lien senior secured delayed draw term loan	10,304	10,304
ManTech International Corporation	First lien senior secured revolving loan	8,600	8,600
Minotaur Acquisition, Inc.	First lien senior secured delayed draw term loan	12,075	—
Minotaur Acquisition, Inc.	First lien senior secured delayed draw term loan	12,075	—
Minotaur Acquisition, Inc.	First lien senior secured revolving loan	7,428	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	5,742	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	8,613	—
Natural Partners, LLC	First lien senior secured revolving loan	409	681
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	882	882
OneOncology, LLC	First lien senior secured delayed draw term loan	—	2,976
OneOncology, LLC	First lien senior secured revolving loan	1,587	1,587
OneOncology, LLC	First lien senior secured delayed draw term loan	5,952	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	13,352	13,352
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	954
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	3,057	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,345	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	11,487	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	5,120
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	5,373
Ping Identity Holding Corp.	First lien senior secured revolving loan	9,091	9,091
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	6,027	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	6,888	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	2,386	—

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	June 30, 2024	December 31, 2023
RL Datix Holdings (USA), Inc. (dba Datix Bidco Limited)	First lien senior secured delayed draw term loan	12,666	—
RL Datix Holdings (USA), Inc. (dba Datix Bidco Limited)	First lien senior secured revolving loan	11,090	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	2,782	5,876
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	13,075	13,075
Securonix, Inc.	First lien senior secured revolving loan	3,479	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	3,553	2,445
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	1,287	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	281	—
Simpler Postage, Inc.	First lien senior secured delayed draw term loan	22,909	—
Simpler Postage, Inc.	First lien senior secured delayed draw term loan	17,818	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	—	1,886
Smarsh Inc.	First lien senior secured delayed draw term loan	3,238	3,238
Smarsh Inc.	First lien senior secured revolving loan	135	259
Talon MidCo 2 Limited	First lien senior secured revolving loan	1,369	1,369
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	1	145
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	1,000	1,000
Zendesk, Inc.	First lien senior secured delayed draw term loan	22,917	22,915
Zendesk, Inc.	First lien senior secured revolving loan	9,435	9,435
Total Unfunded Portfolio Company Commitments		$749,080	$353,034
The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.
Investor Commitments
As of June 30, 2024, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $1.9 billion undrawn), of which $54.1 million is from entities affiliated with or related to the Adviser (approximately $6.7 million undrawn). As of December 31, 2023, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $2.4 billion undrawn), of which $54.0 million is from entities affiliated with or related to the Adviser (approximately $13.8 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024, management was not aware of any pending or threatened litigation.
Note 8. Net Assets
Subscriptions and Drawdowns
In connection with its formation, the Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
On November 30, 2021, the Company issued 100 common shares for $1,500 to the Adviser.
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company delivered capital call notices to investors during the following periods:

	For the Six Months Ended June 30, 2024
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
February 29, 2024	March 13, 2024	16,123,863	$249,991
June 5, 2024	June 18, 2024	18,844,220	300,000
Total		34,968,083	$549,991

	For the Six Months Ended June 30, 2023
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
April 25, 2023	May 8, 2023	20,039,586	$299,992
Distributions
The table below reflects the distributions declared on shares of the Company’s common stock during the following periods:

	For the Six Months Ended June 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2024	March 29, 2024	May 15, 2024	$0.33
May 7, 2024	June 28, 2024	August 15, 2024	$0.38

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	May 15, 2023	$0.27
May 9, 2023	June 30, 2023	August 15, 2023	$0.24
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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following period:

	For the Six Months Ended June 30, 2024
Date Declared	Record Date	Payment Date	Shares
November 7, 2023	December 29, 2023	January 31, 2024	282,231
February 21, 2024	March 29, 2024	May 15, 2024	343,043

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 30, 2022	January 31, 2023	121,031
February 21, 2023	March 31, 2023	May 15, 2023	199,060

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings (loss) per common share for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except per share amounts)	2024	2023	2024	2023
Increase (decrease) in net assets resulting from operations	$61,940	$27,766	$131,818	$76,756
Weighted average shares of common stock outstanding—basic and diluted	137,900,030	96,771,850	130,027,871	90,787,707
Earnings (loss) per common share-basic and diluted	$0.45	$0.29	$1.01	$0.85
Note 10. Income Taxes
The Company has elected to be treated as a RIC under Subchapter M of the Code, and intends to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, the Company must, among other things, distribute to its shareholders in each taxable year generally the sum of at least 90% of the Company’s investment company taxable income, as defined by the Code, and net tax-exempt income for that taxable year. In addition, a RIC may, in certain cases, satisfy this distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M.To maintain tax treatment as a RIC, the Company, among other things, intends to make the requisite distributions to its shareholders, which generally relieves the Company from corporate-level U.S. federal income taxes.
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
For the three months ended June 30, 2024 and 2023, the Company recorded U.S. federal excise tax expense of $362 thousand and $88 thousand, respectively.
For the six months ended June 30, 2024 and 2023, the Company recorded U.S. federal excise tax expense of $729 thousand and $242 thousand, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2024 we recorded U.S. federal and state income tax expense/(benefit) of $3 thousand and $2 thousand respectively, for taxable subsidiaries. For the three and six months ended June 30, 2023, the Company recorded U.S. federal and state income tax expense/(benefit) of $(1) thousand.
The Company recorded a net deferred tax asset of $8 thousand as of June 30, 2024, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. The Company recorded a net deferred tax asset of $4 thousand for taxable subsidiaries as of December 31, 2023.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	For the Six Months Ended June 30,
($ in thousands, except share and per share amounts)	2024	2023
Per share data:
Net asset value, beginning of period	$15.32	$14.47
Net investment income (loss)(1)	0.96	0.80
Net realized and unrealized gain (loss)(1)	0.05	0.04
Total from operations	1.01	0.84
Issuance of common stock(2)	(0.01)	0.04
Distributions declared from net investment income	(0.71)	(0.52)
Total increase (decrease) in net assets	0.29	0.36
Net asset value, end of period	$15.61	$14.83
Shares outstanding, end of period	154,218,086	105,016,062
Total Return(3)	6.5%	6.1%
Ratios / Supplemental Data
Ratio of total expenses to average net assets	13.3%	13.8%
Ratio of net investment income to average net assets	11.9%	10.9%
Net assets, end of period	$2,407,037	$1,557,065
Weighted-average shares outstanding	130,027,871	90,787,707
Total capital commitments, end of period	$4,149,044	$4,073,277
Ratio of total contributed capital to total committed capital, end of period	54.7%	37.3%
Portfolio turnover rate	21.3%	0.5%
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
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events to disclose except for the following:
Dividend
On August 6, 2024, the Board declared a distribution of 90% of estimated third quarter investment company taxable income, if any, for shareholders of record on September 30, 2024, payable on or before November 15, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in this section should be read in conjunction with “ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”. This discussion contains forward-looking statements, which relate to future events or the future performance or financial condition of Blue Owl Technology Finance Corp. II and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K for the fiscal year ended December 31, 2023 in “ITEM 1A. RISK FACTORS”. This discussion also should be read in conjunction with the “Cautionary Statement Regarding Forward Looking Statements” in this Quarterly Report on Form 10-Q. Actual results could differ materially from those implied or expressed in any forward-looking statements.
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
We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of the listing of our common stock on a national securities exchange (an “Exchange Listing”) and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. The initial closing of the Private Offering occurred on December 1, 2021 (the “Initial Closing”). As of June 30, 2024, we had $4.1 billion in total Capital Commitments from investors, of which $54.1 million is from entities affiliated with or related to our Adviser. The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940, as amended (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
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
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity positions in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate finance. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OCA, OTCA, OPFA, and ODCA, the “Blue Owl Credit Advisers”), which also are investment advisers. As of June 30, 2024, the Adviser and its affiliates had $95.1 billion of assets under management across Blue Owl Credit’s platform.
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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through June 30, 2024, the Blue Owl Credit Advisers have originated $118.2 billion aggregate principal amount of investments across multiple industries, of which $114.3 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
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
We target portfolio companies where we can structure larger transactions. As of June 30, 2024, our average investment size in each of our portfolio companies was approximately $40.8 million based on fair value. As of June 30, 2024, investments we classify as traditional financing, excluding certain investments that fall outside our typical borrower profile, represented 86.7% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $923 million, weighted average annual EBITDA of $250 million and a weighted average enterprise value of $5.0 billion. As of June 30, 2024, investments we classify as growth capital represented 11.6% of our total portfolio based on fair value and these portfolio companies had a weighted average enterprise value of $15.1 billion.
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
Secular Trends Supporting Growth for Private Credit. According to Gartner, a research and advisory company, global technology spend was $4.7 trillion in 2023 and is expected to grow to more than $5.1 trillion in 2024. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by elevated inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.7 trillion as of December 31, 2023, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
Portfolio and Investment Activity
As of June 30, 2024, based on fair value, our portfolio consisted of 82.6% first lien senior secured debt investments (of which 36% we consider to be unitranche debt investments (including “last out” portions of such loans), 3.8% second lien senior secured debt investments, 2.3% unsecured debt investments, 8.2% preferred equity investments, and 3.1% common equity investments.
As of June 30, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 11.6% and 11.7%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 11.9% and 12.1%, respectively.
As of June 30, 2024, we had investments in 113 portfolio companies with an aggregate fair value of $4.6 billion. As of June 30, 2024, we had net leverage of 0.91x debt-to-equity.
In the current lending environment public market activity has remained strong and merger and acquisition activity is currently limited. As a result, repayment activity was elevated and we increased the pace of our originations in order to maintain comparable leverage levels. We have seen more new deal opportunities from refinancings, add-on acquisitions and buyout activity over the quarter.
The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets, and on additional financings to our existing borrowers. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers that we classify as traditional financing, which exclude certain investments that fall outside of our typical borrower profile, have a weighted average EBITDA of $250 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl continues to invest in transactions in excess of $1 billion in size, which gives us the ability to structure the terms and spreads of such deals to include wider spreads, lower loan to values, extended call protection, attractive leverage profiles and credit protection. We are continuing to monitor the effect that a continued elevated interest rate environment may have on our portfolio companies and our investment activities.
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

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended June 30,
($ in thousands)	2024	2023
New investment commitments
Gross originations	$1,717,132	$221,019
Less: Sell downs	(864)	(3,636)
Total new investment commitments	$1,716,268	$217,383
Principal amount of investments funded:
First-lien senior secured debt investments	$1,183,248	$202,024
Second-lien senior secured debt investments	16,500	—
Unsecured debt investments	51,973	—
Preferred equity investments	6,879	—
Common equity investments	7,360	4,454
Total principal amount of investments funded	$1,265,960	$206,478
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(630,972)	$(45)
Second-lien senior secured debt investments	(24,464)	—
Unsecured debt investments	—	—
Preferred equity investments	(1,656)	(1,589)
Common equity investments	—	—
Total principal amount of investments sold or repaid	$(657,092)	$(1,634)
Number of new investment commitments in new portfolio companies(1)	26	5
Average new investment commitment amount	$27,751	$28,586
Weighted average term for new debt investment commitments (in years)	6.2	4.4
Percentage of new debt investment commitments at floating rates	97.7%	100.0%
Percentage of new debt investment commitments at fixed rates	2.3%	—%
Weighted average interest rate of new debt investment commitments(2)	10.8%	11.9%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.6%	6.6%

(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 5.32% and 5.27% as of June 30, 2024 and 2023, respectively.
The table below presents our investments as of the following periods:

	June 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(2)	$3,778,144	$3,809,143	$3,047,941	$3,068,392
Second-lien senior secured debt investments	181,822	175,502	187,024	186,796
Unsecured debt investments	108,070	106,884	72,097	73,823
Preferred equity investments(3)	391,095	379,430	374,363	370,458
Common equity investments(4)	130,262	142,366	104,372	108,170
Total Investments	$4,589,393	$4,613,325	$3,785,797	$3,807,639
(1)36% and 41% of which we consider unitranche loans as of June 30, 2024 and December 31, 2023, respectively.
(2)Includes investment in Amergin AssetCo.
(3)Includes equity investment in LSI Financing.
(4)Includes equity investments in Amergin AssetCo and Fifth Season.

We use GICS for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
Aerospace & Defense	1.5%	1.9%
Application Software	16.7	15.8
Banks	1.8	2.2
Beverages	0.2	0.3
Building Products	0.3	0.3
Buildings & Real Estate	1.5	—
Business Services	—	—
Capital Markets	0.4	0.3
Commercial Services & Supplies	0.8	0.5
Construction & Engineering	0.2	0.2
Consumer Finance	0.7	0.5
Diversified Consumer Services	1.4	0.3
Diversified Financial Services(1)	11.6	9.5
Diversified Support Services	0.7	0.7
Electrical Equipment	—	3.3
Equity Real Estate Investment Trusts (REITs)	0.1	—
Food & Staples Retailing	3.3	3.8
Health Care Equipment & Supplies	1.2	1.2
Health Care Technology	9.4	8.9
Health Care Providers & Services	4.5	5.4
Industrial Conglomerates	0.1	—
Insurance(2)	4.6	4.6
Internet & Direct Marketing Retail	0.9	—
IT Services	3.4	3.9
Life Sciences Tools & Services	1.5	1.8
Media	1.5	—
Multiline Retail	0.3	—
Pharmaceuticals(3)	1.9	1.5
Professional Services	4.1	3.9
Real Estate Management & Development	1.0	1.2
Systems Software	24.4	28.0
Total	100.0%	100.0%
(1)Includes investments in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in LSI Financing.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of the following periods:

	June 30, 2024	December 31, 2023
United States:
Midwest	14.1%	11.4%
Northeast	18.0	20.0
South	24.9	25.8
West	30.7	31.4
Australia	0.2	0.3
Canada	4.5	4.4
Cayman Islands	0.3	0.4
Germany	0.2	0.2
Guernsey	1.1	1.4
Ireland	0.1	0.2
Israel	0.7	0.8
Norway	0.9	—
Spain	0.5	—
Sweden	0.7	—
Switzerland	0.3	0.3
United Kingdom	2.8	3.4
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	June 30, 2024	December 31, 2023
Weighted average total yield of portfolio	11.6%	12.0%
Weighted average total yield of debt and income producing securities	11.9%	12.4%
Weighted average interest rate of debt securities	11.5%	11.9%
Weighted average spread over base rate of all floating rate investments	6.4%	6.7%
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
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Diversified Lending Investment Committee and/or other Blue Owl agent. Once an investment is on the credit watch list, the Adviser works with the borrower to resolve any financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee.

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
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	June 30, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$284,239	6.1%	$34,670	0.9%
2	4,260,994	92.4	3,738,449	98.2
3	52,863	1.2	18,316	0.5
4	15,229	0.3	16,204	0.4
5	—	—	—	—
Total	$4,613,325	100.0%	$3,807,639	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	June 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$4,068,036	100.0%	$3,307,062	100.0%
Non-accrual	—	—	—	—
Total	$4,068,036	100.0%	$3,307,062	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of June 30, 2024, our commitment to Amergin AssetCo is $50.8 million, of which $35.6 million is equity and $15.2 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of June 30, 2024, our investment in Fifth Season was $75.2 million based on fair value. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our interest in Fifth Season.
LSI Financing 1 DAC (“LSI Financing”)
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing. As of June 30, 2024, our investment in LSI Financing was $18.4 million based on fair value. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
Results of Operations
The table below represents the operating results for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Total Investment Income	$141,326	$87,473	$265,114	$164,954
Less: Expenses	71,960	49,010	139,517	91,902
Net Investment Income (Loss) Before Taxes	$69,366	$38,463	$125,597	$73,052
Less: Income taxes, including excise taxes	359	88	727	242
Net Investment Income (Loss) After Taxes	$69,007	$38,375	$124,870	$72,810
Net change in unrealized gain (loss)	(6,442)	(10,437)	6,476	2,867
Net realized gain (loss)	(625)	(172)	472	1,079
Net Increase (Decrease) in Net Assets Resulting from Operations	$61,940	$27,766	$131,818	$76,756
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three and six months ended June 30, 2024, our net asset value per share increased, primarily driven by an increase in accumulated undistributed earnings from net investment income. For the three and six months ended June 30, 2023, our net asset value per share increased, primarily driven by market spreads tightening and an increase in accumulated undistributed earnings from net investment income.
Investment Income
The table below presents the investment income for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest income	$116,414	$71,109	$218,338	$132,158
Payment-in-kind interest income	10,078	5,334	17,116	8,102
Dividend income	6,084	5,441	11,050	5,441
Payment-in-kind dividend income	6,745	5,260	13,446	18,295
Other income	2,005	329	5,164	958
Total investment income	$141,326	$87,473	$265,114	$164,954
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Three Months Ended June 30, 2024 and 2023
Investment income increased by $53.9 million for the three months ended June 30, 2024 primarily due to an increase in interest income as a result of an increase in our debt portfolio, which at par increased from $3.5 billion to $4.1 billion. Included in investment income is dividend income, which includes income earned from our non-controlled, affiliated equity investments. For the three months ended June 30, 2024 and 2023, payment-in-kind interest income represented 7.1% and 6.1% of investment income, respectively. For the three months ended June 30, 2024 and 2023, payment-in-kind dividend income represented 4.8% and 6.0% of investment income, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the Six Months Ended June 30, 2024 and 2023
Investment income increased by $100.2 million for the six months ended June 30, 2024 primarily due to an increase in interest income as a result of an increase in our debt portfolio, which at par increased from $2.6 billion to $4.1 billion. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Included in investment income is dividend income, which includes income earned from our non-controlled, affiliated equity investments. For the six months ended June 30, 2024 and 2023, payment-in-kind interest income represented 6.5% and 4.9% of investment income, respectively. For the six months ended June 30, 2024 and 2023, payment-in-kind dividend income represented 5.1% and 11.1% of investment income, respectively. The decrease in the percentage of investment income attributed to PIK dividend income was primarily driven by a non-recurring PIK fee received in the prior period. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$48,220	$30,778	$91,774	$56,729
Management fees	14,166	11,735	27,810	22,841
Incentive fees	6,878	4,253	14,645	8,090
Offering expenses	—	30	20	80
Professional fees	1,257	1,106	2,626	1,955
Directors' fees	250	197	476	393
Other general and administrative	1,189	911	2,166	1,814
Total expenses	$71,960	$49,010	$139,517	$91,902
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the Three Months Ended June 30, 2024 and 2023
Total expenses increased to $72.0 million for the three months ended June 30, 2024 from $49.0 million for the same period in the prior year primarily due to an increase in interest expense, management and incentive fees driven by an increase in the size of our portfolio. The increase in interest expense was driven by an increase in average daily borrowings to $2.2 billion from $1.6 billion, coupled with an increase in the average interest rate to 8.1% from 7.4%, period over period. As a percentage of total assets, offering expenses, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent.
For the Six Months Ended June 30, 2024 and 2023
Total expenses increased to $139.5 million for the six months ended June 30, 2024 from $91.9 million for the same period in the prior year primarily due to an increase in interest expense, management and incentive fees driven by an increase in the size of our portfolio. The increase in interest expense was driven by an increase in average daily borrowings to $2.2 billion from $1.5 billion, coupled with an increase in the average interest rate to 8.0% from 7.2%, period over period. As a percentage of total assets, offering expenses, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent.
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
For the three and six months ended June 30, 2024, the Company recorded U.S. federal excise tax expense of $362 thousand and $729 thousand, respectively. For the three and six months ended June 30, 2023, the Company recorded U.S. federal excise tax expense of $88 thousand and $242 thousand, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2024 we recorded U.S. federal and state income tax expense/(benefit) of $3 thousand and $2 thousand respectively, for taxable subsidiaries. For the three and six months ended June 30, 2023, the Company recorded a U.S. federal and state income tax expense/(benefit) of $(1) thousand.

We recorded a net deferred tax asset of $8 thousand as of June 30, 2024, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. The Company recorded a net deferred tax asset of $4 thousand for taxable subsidiaries as of December 31, 2023.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net change in unrealized gain (loss) on investments	$(7,671)	$(10,381)	$7,350	$3,564
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	1,229	(54)	(878)	(693)
Income tax (provision) benefit	—	(2)	4	(4)
Net change in unrealized gain (loss)	$(6,442)	$(10,437)	$6,476	$2,867
For the Three Months Ended June 30, 2024 and 2023
For the three months ended June 30, 2024, the net unrealized loss was primarily driven by a decrease in the fair value of certain of our debt investments, reversals of prior period unrealized gains that were realized during the period, and partially offset by an increase in the fair value of certain of our equity investments. As of June 30, 2024, the fair value of our debt investments as a percentage of principal was 99.3%, as compared to 99.2% as of March 31, 2024.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended June 30, 2024 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Fifth Season Investments LLC	$2,567
Picard Holdco, Inc.	1,263
Anaplan, Inc.	(1,075)
Coherent Group Inc.	(1,263)
ManTech International Corporation	(1,407)
Coupa Holdings, LLC	(1,467)
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	(1,701)
Covetrus, Inc.	(1,720)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(2,392)
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	(5,457)
Remaining portfolio companies	4,981
Total	$(7,671)
For the three months ended June 30, 2023, the net unrealized loss was primarily driven by a decrease in the fair value of our investments as compared to the initial purchase. As of June 30, 2023, the fair value of our debt investments as a percentage of principal was 98.3%, as compared to 98.1% as of March 31, 2023.

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
For the Six Months Ended June 30, 2024 and 2023
For the six months ended June 30, 2024, the net unrealized gain was primarily driven by an increase in the fair value of certain equity investments and credit spreads tightening across broader markets. As of June 30, 2024, the fair value of our debt investments as a percentage of principal was 99.3%, as compared to 98.7% as of December 31, 2023.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the six months ended June 30, 2024 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in thousands)
Fifth Season Investments LLC	$4,638
Blackhawk Network Holdings, Inc.	2,189
Aurelia Netherlands Midco 2 B.V.	1,622
Crewline Buyer, Inc. (dba New Relic)	1,482
Securiti, Inc.	1,404
Zendesk, Inc.	1,364
Covetrus, Inc.	(1,564)
Coherent Group Inc.	(2,332)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(2,425)
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	(4,722)
Remaining portfolio companies	5,694
Total	$7,350
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
Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following period were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net realized gain (loss) on investments	$(1)	$—	$1,083	$(2)
Net realized gain (loss) on foreign currency transactions	(624)	(172)	(611)	1,081
Net realized gain (loss)	$(625)	$(172)	$472	$1,079
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions or issue additional debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage was 200% and 188%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.90x-1.25x. For the six months ended June 30, 2024, our weighted average cost of debt was 8.5%.
Cash as of June 30, 2024, is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funds for long-term cash needs will come from unused net proceeds from financing activities and our capital commitments. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of June 30, 2024, we had $154.4 million in cash. During the six months ended June 30, 2024, we used $0.67 billion in cash for operating activities, primarily as a result of funding portfolio investments of $1.00 billion offset by net proceeds from investments and investment repayments of $0.25 billion. Cash provided by financing activities was $0.76 billion during the period, primarily from net borrowings on debt and proceeds from the issuance of common shares.
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
The Company delivered capital call notices to investors during the following periods:

	For the Six Months Ended June 30, 2024
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
February 29, 2024	March 13, 2024	16,123,863	$249,991
June 5, 2024	June 18, 2024	18,844,220	300,000
Total		34,968,083	$549,991

	For the Six Months Ended June 30, 2023
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
April 25, 2023	May 8, 2023	20,039,586	$299,992
Distributions
The table below reflects the distributions declared on shares of our common stock during the following periods:

	For the Six Months Ended June 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2024	March 29, 2024	May 15, 2024	$0.33
May 7, 2024	June 28, 2024	August 15, 2024	$0.38

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	May 15, 2023	$0.27
May 9, 2023	June 30, 2023	August 15, 2023	$0.24
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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Six Months Ended June 30, 2024
Date Declared	Record Date	Payment Date	Shares
November 7, 2023	December 29, 2023	January 31, 2024	282,231
February 21, 2024	March 29, 2024	May 15, 2024	343,043

	For the Six Months Ended June 30, 2023
Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 30, 2022	January 31, 2023	121,031
February 21, 2023	March 31, 2023	May 15, 2023	199,060

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	June 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Net Carrying Value(2)
Subscription Credit Facility	$800,000	$480,000	$320,000	$478,591
Revolving Credit Facility	1,075,000	448,002	626,998	438,756
SPV Asset Facility I	925,000	312,500	313,488	299,975
SPV Asset Facility II	300,000	50,000	250,000	48,013
Athena CLO II	288,000	288,000	—	285,685
2023A Notes	75,000	75,000	—	74,234
April 2029 Notes(3)	700,000	700,000	—	681,916
Total Debt	$4,163,000	$2,353,502	$1,510,486	$2,307,170
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)The carrying value of the Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II, Athena CLO II, 2023A Notes, and April 2029 Notes are presented net of unamortized debt issuance costs of $1.4 million, $9.2 million, $12.5 million, $2.0 million, $2.3 million, $0.8 million, and $16.5 million, respectively.

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
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$45,586	$29,389	$87,581	$54,018
Amortization of debt issuance costs	2,347	1,389	3,906	2,711
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	287	—	287	—
Total Interest Expense	$48,220	$30,778	$91,774	$56,729
Average interest rate	8.1%	7.4%	8.0%	7.2%
Average daily borrowings	$2,229,221	$1,562,296	$2,170,589	$1,490,233
(1)Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 5. Debt – April 2029 Notes for details on the facility’s interest rate swap.

Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility
June 30, 2024 (Unaudited)	$480.0	$2,002.2	—	N/A
December 31, 2023	$800.0	$1,881.3	—	N/A
December 31, 2022	$770.0	$1,957.8	—	N/A
Revolving Credit Facility
June 30, 2024 (Unaudited)	$448.0	$2,002.2	—	N/A
December 31, 2023	$288.4	$1,881.3	—	N/A
December 31, 2022	$126.4	$1,957.8	—	N/A
SPV Asset Facility I
June 30, 2024 (Unaudited)	$312.5	$2,002.2	—	N/A
December 31, 2023	$330.0	$1,881.3	—	N/A
December 31, 2022	$300.0	$1,957.8	—	N/A
SPV Asset Facility II
June 30, 2024 (Unaudited)	$50.0	$2,002.2	—	N/A
December 31, 2023	$270.0	$1,881.3	—	N/A
December 31, 2022	$50.0	$1,957.8	—	N/A
2023A Notes
June 30, 2024 (Unaudited)	$75.0	$2,002.2	—	N/A
December 31, 2023	$75.0	$1,881.3	—	N/A
April 2029 Notes
June 30, 2024 (Unaudited)	$700.0	$2,002.2	—	N/A
Athena CLO II
June 30, 2024 (Unaudited)	$288.0	$2,002.2	—	N/A
December 31, 2023	$288.0	$1,881.3	—	N/A
Promissory Note(5)
December 31, 2022	$—	$1,957.8	—	N/A
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
Revolving Credit Facility
On June 9, 2022, we entered into a Senior Secured Credit Agreement (the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On October 13, 2023, the parties to the Revolving Credit Facility entered into an amendment to, among other things, extend the availability period and maturity date, convert a portion of the then-existing revolver availability into term loan availability and reduce the credit adjustment spread for US dollar denominated term SOFR loans to 0.10% for all tenors. On May 24, 2024 (the “Revolving Credit Facility Second Amendment Date”), the parties to the Revolving Credit Facility entered into an amendment to, among other things, increase the total commitment facility amount and replace the interest rate benchmark for loans denominated in Canadian dollars from CDOR to CORRA, which includes a credit adjustment spread of 0.29547% for one-month tenor Loans and 0.32138% for three-month tenor Loans. The following describes the terms of the Revolving Credit Facility amended through the Revolving Credit Facility Second Amendment Date.
The Revolving Credit Facility is guaranteed by certain subsidiaries of ours in existence as of the Revolving Credit Facility Second Amendment Date, and will be guaranteed by certain subsidiaries of ours that are formed or acquired by us thereafter (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of the Revolving Credit Facility Second Amendment Date, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $1.08 billion, which is comprised of (a) a term loan in a principal amount of $75.0 million (which term loan amount was increased from $50.0 million to $75.0 million on February 29, 2024) and (b) subject to availability under the borrowing base, which is based on the our portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $1.00 billion (which revolving credit facility amount was increased from $850.0 million to $950.0 million on April 24, 2024 and from $950.0 million to $1.00 billion on the Revolving Credit Facility Second Amendment Date). The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any outstanding letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.25 billion through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility Second Amendment Date, the availability period with respect to the revolving credit facility under the Revolving Credit Facility will terminate on October 13, 2027 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on October 13, 2028 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
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
SPV Asset Facilities
SPV Asset Facility I
On July 15, 2022 (the “SPV Asset Facility I Closing Date”), Athena Funding I LLC (“Athena Funding I”), a Delaware limited liability company and our newly formed subsidiary entered into a Credit Agreement (the “SPV Asset Facility I”), with Athena Funding I, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto (the “SPV Asset Facility I Lenders”). The parties to the SPV Asset Facility I entered into various amendments, including those relating to the calculation of principal collateralization amounts. The following describes the terms of SPV Asset Facility I as amended through June 28, 2024.
From time to time, we expect to sell and contribute certain investments to Athena Funding I pursuant to a Sale and Contribution Agreement by and between us and Athena Funding I. No gain or loss will be recognized as a result of the contribution. Proceeds from the SPV Asset Facility I will be used to finance the origination and acquisition of eligible assets by Athena Funding I, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired by Athena Funding I through our ownership of Athena Funding I. The initial maximum principal amount which may be borrowed under the Credit Facility is $925.0 million (increased from $625.0 million to $925.0 million on June 28, 2024) which, subject to the satisfaction of certain conditions, may be increased to up to $1.50 billion. The availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding I’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
The SPV Asset Facility I provides for the ability to draw term loans and to draw and redraw revolving loans under the SPV Asset Facility I until July 15, 2026. Unless otherwise terminated, the SPV Asset Facility I will mature on July 15, 2034 (the “SPV Asset Facility I Stated Maturity”). Prior to the SPV Asset Facility I Stated Maturity, proceeds received by Athena Funding I from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility I Stated Maturity, Athena Funding I must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding I subject to payment of a premium for a period of time.

Amounts drawn bear interest at a reference rate (initially SOFR) plus a spread of 2.50%, and term loans and revolving loans are subject to a minimum utilization amount, after one year, subject to certain terms and conditions. The undrawn amount of the commitment not subject to such spread payment is subject to an undrawn fee of 0.50% to 1.50% per annum on the undrawn amount, if any, of the commitments. Certain additional fees are payable to Société Générale as administrative agent.
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
2029 Notes

On April 4, 2024, we issued $700.0 million aggregate principal amount of its 6.750% notes due 2029 (the “2029 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The 2029 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.

The 2029 Notes were issued pursuant to the Base Indenture and a First Supplemental Indenture, dated as of April 4, 2024 (the “First Supplemental Indenture” and together with the Base Indenture, the “2029 Indenture”), between us and the Trustee. The 2029 Notes will mature on April 4, 2029, unless repurchased or redeemed in accordance with their terms prior to such date. The 2029 Notes bear interest at a rate of 6.750% per year payable semi-annually on April 4 and October 4 of each year, commencing on October 4, 2024. Concurrent with the issuance of the 2029 Notes, we entered into a Registration Rights Agreement (the “2029 Registration Rights Agreement”) for the benefit of the purchasers of the 2029 Notes. Pursuant to the 2029 Registration Rights Agreement, we are obligated to file a registration statement with the SEC with respect to an offer to exchange the 2029 Notes for a new issue of debt securities registered under the Securities Act with terms substantially identical to those of the 2029 Notes (except for provisions relating to transfer restrictions and payment of additional interest) and to use its commercially reasonable efforts to consummate such exchange offer on the earliest practicable date after the registration statement has been declared effective but in no event later than 365 days after the initial issuance of the 2029 Notes. If we fail to satisfy its registration obligations under the 2029 Registration Rights Agreement, we will be required to pay additional interest to the holders of the 2029 Notes.

The 2029 Notes are our direct, general unsecured obligations and rank senior in right of payment to all of our future indebtedness or other obligations that are expressly subordinated, or junior, in right of payment to the 2029 Notes. The 2029 Notes rank pari passu, or equal, in right of payment with all of our existing and future indebtedness or other obligations that are not so subordinated, or junior to the 2029 Notes. The 2029 Notes rank effectively subordinated, or junior, to any of our future secured indebtedness or other obligations (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness. The 2029 Notes are structurally subordinated, or junior, to all existing and future indebtedness and other obligations (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

The 2029 Indenture contains certain covenants, including covenants requiring us to (i) comply with Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a) of the 1940 Act, for the period of time during which the 2029 Notes are outstanding, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2029 Notes and the Trustee if we are no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the 2029 Indenture.

In addition, if a change of control repurchase event, as defined in the 2029 Indenture, occurs prior to maturity, holders of the 2029 Notes will have the right, at their option, to require us to repurchase for cash some or all of the 2029 Notes at a repurchase price equal to 100% of the aggregate principal amount of the 2029 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

In connection with the issuance of the 2029 Notes, on April 4, 2024 the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $700.0 million. The Company will receive fixed rate interest at 6.750% and pay variable rate interest based on SOFR plus 2.565%. The interest rate swap matures on March 4, 2029. For the three months ended June 30, 2024, the Company did not make a periodic payment. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of June 30, 2024, the interest rate swap had a fair value of $(1.9) million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents our outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	June 30, 2024	December 31, 2023
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$13,973	$1,699
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	13,333	246
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	3,011	2,408
Aerosmith Bidco Limited	First lien senior secured delayed draw term loan	137,393	—
Aerosmith Bidco Limited	First lien senior secured revolving loan	12,889	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6,395	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6,480	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	299	762
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273	2,273
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	3,820
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	4,550	—
Anaplan, Inc.	First lien senior secured revolving loan	9,421	9,421
Appfire Technologies, LLC	First lien senior secured revolving loan	630	630
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	5,040	5,293
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	1,344	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	506	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	273	—
Artifact Bidco, Inc.	First lien senior secured revolving loan	904	—
Artifact Bidco, Inc.	First lien senior secured revolving loan	2,347	—
Artifact Bidco, Inc.	First lien senior secured delayed draw term loan	4,552	—
Associations, Inc.	First lien senior secured delayed draw term loan	3,804	—
Associations, Inc.	First lien senior secured revolving loan	3,048	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR loan	—	21,969
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured NOK term loan	—	22,990
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured EUR revolving loan	—	2,441
Avalara, Inc.	First lien senior secured revolving loan	10,455	10,455
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	12,825	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	5,700	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	2,492	2,866
Bamboo US BidCo LLC	First lien senior secured revolving loan	4,103	4,103
BTRS Holdings Inc.	First lien senior secured delayed draw term loan	1,375	2,715
BTRS Holdings Inc.	First lien senior secured revolving loan	4,197	5,037
Certinia, Inc.	First lien senior secured revolving loan	5,882	5,882

IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	3,153	7,429
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	750	750
Computer Services, Inc.	First lien senior secured delayed draw term loan	9,196	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	6,316	3,789
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	3,789	3,789
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	7,572	7,572
Coupa Holdings, LLC	First lien senior secured revolving loan	5,798	5,798
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	3,806	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	2,239	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11,959	11,959
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3,732	3,732
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	802	642
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	4,773	—
Entrata, Inc.	First lien senior secured revolving loan	5,128	5,128
Finastra USA, Inc.	First lien senior secured revolving loan	7,641	6,284
Forescout Technologies, Inc.	First lien senior secured revolving loan	176	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	821	2,324
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	609	1,481
Fullsteam Operations, LLC	First lien senior secured revolving loan	593	593
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	5,926	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,481	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	169	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	956	—
Granicus, Inc.	First lien senior secured delayed draw term loan	289	—
Granicus, Inc.	First lien senior secured revolving loan	270	—
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	5,806	5,806
Hyland Software, Inc.	First lien senior secured revolving loan	3,101	3,101
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,739	—
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	—	3,127
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,482	2,382
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	9,866	9,866
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	4,510	7,047
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	1,293	1,293
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	603	603
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	7,360	10,604
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	2,636	2,636
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	2,259	1,309
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	1,905	—
JS PARENT, INC.	First lien senior secured revolving loan	1,324	—
Juniper Square, Inc.	First lien senior secured revolving loan	2,250	2,250
Juniper Square, Inc.	First lien senior secured delayed draw term loan	11,250	—
Kaseya Inc.	First lien senior secured delayed draw term loan	4,201	4,437
Kaseya Inc.	First lien senior secured revolving loan	3,544	3,544
Kaseya Inc.	First lien senior secured delayed draw term loan	—	—
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	2,203	2,056
Litera Bidco LLC	First lien senior secured delayed draw term loan	7,837	—

Litera Bidco LLC	First lien senior secured delayed draw term loan	4,129	—
Litera Bidco LLC	First lien senior secured revolving loan	2,350	—
LSI Financing 1 DAC	Preferred Equity	25,197	—
LSI Financing 1 DAC	Series 5 Notes	5,225	—
ManTech International Corporation	First lien senior secured delayed draw term loan	10,304	10,304
ManTech International Corporation	First lien senior secured revolving loan	8,600	8,600
Minotaur Acquisition, Inc.	First lien senior secured delayed draw term loan	12,075	—
Minotaur Acquisition, Inc.	First lien senior secured delayed draw term loan	12,075	—
Minotaur Acquisition, Inc.	First lien senior secured revolving loan	7,428	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	5,742	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	8,613	—
Natural Partners, LLC	First lien senior secured revolving loan	409	681
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	882	882
OneOncology, LLC	First lien senior secured delayed draw term loan	—	2,976
OneOncology, LLC	First lien senior secured revolving loan	1,587	1,587
OneOncology, LLC	First lien senior secured delayed draw term loan	5,952	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	13,352	13,352
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	954
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	3,057	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,345	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	11,487	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	5,120
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	5,373
Ping Identity Holding Corp.	First lien senior secured revolving loan	9,091	9,091
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	6,027	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	6,888	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	2,386	—
RL Datix Holdings (USA), Inc. (dba Datix Bidco Limited)	First lien senior secured delayed draw term loan	12,666	—
RL Datix Holdings (USA), Inc. (dba Datix Bidco Limited)	First lien senior secured revolving loan	11,090	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	2,782	5,876
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	13,075	13,075
Securonix, Inc.	First lien senior secured revolving loan	3,479	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	3,553	2,445
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	1,287	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	281	—
Simpler Postage, Inc.	First lien senior secured delayed draw term loan	22,909	—
Simpler Postage, Inc.	First lien senior secured delayed draw term loan	17,818	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	—	1,886
Smarsh Inc.	First lien senior secured delayed draw term loan	3,238	3,238
Smarsh Inc.	First lien senior secured revolving loan	135	259
Talon MidCo 2 Limited	First lien senior secured revolving loan	1,369	1,369
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	1	145
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	1,071	1,071
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	1,000	1,000
Zendesk, Inc.	First lien senior secured delayed draw term loan	22,917	22,915
Zendesk, Inc.	First lien senior secured revolving loan	9,435	9,435
Total Unfunded Portfolio Company Commitments		$749,080	$353,034
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150%

asset coverage limitation. As of June 30, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
As of June 30, 2024, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $1.9 billion undrawn), of which $54.1 million is from entities affiliated with or related to the Adviser (approximately $6.7 million undrawn). As of December 31, 2023, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $2.4 billion undrawn), of which $54.0 million is from entities affiliated with or related to the Adviser (approximately $13.8 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2024, management was not aware of any pending or threatened litigation.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of June 30, 2024, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$480,000	$480,000	$—	$—	$—
Revolving Credit Facility	448,002	—	—	448,002	—
SPV Asset Facility I	312,500	—	—	—	312,500
SPV Asset Facility II	50,000	—	—	50,000	—
Athena CLO II	288,000	—	—	—	288,000
2023A Notes	75,000	—	—	75,000	—
April 2029 Notes	700,000	—	—	700,000	—
Total Contractual Obligations	$2,353,502	$480,000	$—	$1,273,002	$600,500
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
Recent Developments
Dividend
On August 6, 2024, the Board declared a distribution of 90% of estimated third quarter investment company taxable income, if any, for shareholders of record on September 30, 2024, payable on or before November 15, 2024.

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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of June 30, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
Substantially all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. As of June 30, 2024, 98.3% of our debt investments based on fair value were floating rates. Additionally, the weighted average floating rate floor, based on fair value, of our debt investments was 0.8%. The Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I, SPV Asset Facility II bear interest at variable interest rates with an interest rate floor of 0.0%. The 2023A Notes and April 2029 Notes bear interest at fixed rates. The April 2029 Notes are hedged against interest rate swap instruments. Athena CLO II bears interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense(1)	Net Income (2)
Up 300 basis points	$127,146	$68,107	$59,039
Up 200 basis points	$84,764	$45,405	$39,359
Up 100 basis points	$42,382	$22,702	$19,680
Down 100 basis points	$(42,382)	$(22,702)	$(19,680)
Down 200 basis points	$(84,764)	$(45,405)	$(39,359)
Down 300 basis points	$(127,146)	$(68,107)	$(59,039)
(1)Includes the impact of our interest rate swaps as a result of interest rate changes.
(2)Excludes the impact of income based fees. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information on the income based fees.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options, and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than the share issues pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain Current Reports on Form 8-K filed with the SEC. On May 15, 2024, pursuant to our dividend reinvestment plan, we issued 343,043 shares of our common stock, at a price of $15.53 per share, to stockholders of record as of March 29, 2024 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Appointment of Officer

On August 6, 2024, the Board appointed Erik Bissonnette to serve as the Company’s President. The role of President was previously held by Craig Packer, who continues to serve as the Company’s Chief Executive Officer and as a director.

Mr. Bissonnette is a Managing Director of Blue Owl, a member of the Direct Lending Investment Team, Co-Head of Technology Investing for Blue Owl, and a member of the Adviser’s Technology Lending Investment Committee. Mr. Bissonnette is also President of the Company, Blue Owl Technology Finance Corp. and Blue Owl Technology Income Corp., and Portfolio Manager for certain funds in Blue Owl’s Technology Lending strategy, including the Company, Blue Owl Technology Finance Corp. and Blue Owl Technology Income Corp. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in 2018, Mr. Bissonnette was a Managing Director and Head of Technology Leveraged Finance at Capital Source from 2009 to 2017. Preceding Capital Source, Mr. Bissonnette was an Associate at ABS Capital Partners from 2007 to 2009. Prior to that, Mr. Bissonnette was an Associate at Wachovia Securities for four years, and Analyst at Banc of America Securities from 2001 to 2003. Mr. Bissonnette received a B.A. in Economics with a double major in English from Wake Forest University.

Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.
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
4.1
Indenture, dated as of April 4, 2024, by and between Blue Owl Technology Finance Corp. II and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 4, 2024).

4.2
First Supplemental Indenture, dated as of April 4, 2024, relating to the 6.750% notes due 2029, by and between Blue Owl Technology Finance Corp. II and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on April 4, 2024).

4.3	Form of 6.750% notes due 2029 sold in reliance on Rule 144A of the Securities Act (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on April 4, 2024).
4.4
Form of 6.750% notes due 2029 sold in reliance on Rule 501(a)(1), (2), (3), (7) or (9) of the Securities Act (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on April 4, 2024).

4.5
Registration Rights Agreement, dated as of April 4, 2024, by and among Mizuho Securities USA LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, SMBC Nikko Securities America, Inc. and Truist Securities, Inc., as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on April 4, 2024).

10.1	Amended and Restated Dividend Reinvestment Plan, effective as of May 6, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 9, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________
*Filed herein
**Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Technology Finance Corp. II

Date: August 8, 2024	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Blue Owl Technology Finance Corp. II

Date: August 8, 2024	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer