Form 10-Q
period 2024-09-30
Blue Owl Technology Finance Corp. II
filed 2024-11-07
CIK 1889668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2024
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

Large accelerated filer ☐	Emerging growth company ☒	Smaller reporting company ☐
Non-accelerated filer ☒	Accelerated filer ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of November 7, 2024, the registrant had 174,959,163 shares of common stock, $0.01 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Blue Owl Technology Finance Corp. II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $4,908,957 and $3,673,336, respectively)	$4,935,383	$3,695,692
Non-controlled, affiliated investments (amortized cost of $142,537 and $112,461, respectively)	146,399	111,947
Controlled, affiliated investments (amortized cost of $2,189 and $—, respectively)	2,187	—
Total investments at fair value (amortized cost of $5,053,683 and $3,785,797, respectively)	5,083,969	3,807,639
Cash (restricted cash of $— and $—, respectively)	135,279	64,899
Interest receivable	49,123	29,019
Dividend income receivable	4,737	11,821
Subscription receivable	6,258	—
Prepaid expenses and other assets	91,381	408
Total Assets	$5,370,747	$3,913,786
Liabilities
Debt (net of unamortized debt issuance costs of $46,521 and $26,047, respectively)	$2,490,811	$2,025,308
Management fee payable	14,968	13,179
Distribution payable	49,910	35,184
Incentive fee payable	10,336	7,661
Payables to affiliates	2,780	848
Payable for investments purchased	—	—
Accrued expenses and other liabilities	43,032	14,027
Total Liabilities	$2,611,837	$2,096,207
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 174,960,148 and 118,624,729 shares issued and outstanding, respectively	$1,750	$1,186
Additional paid-in-capital	2,620,638	1,729,540
Total accumulated undistributed earnings	136,522	86,853
Total Net Assets	2,758,910	1,817,579
Total Liabilities and Net Assets	$5,370,747	$3,913,786
Net Asset Value Per Share	$15.77	$15.32

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$128,851	$82,043	$346,289	$214,201
Payment-in-kind interest income	8,320	5,870	25,276	13,972
Dividend income	4,113	4,194	12,452	9,078
Payment-in-kind dividend income	7,480	5,446	20,926	23,741
Other income	1,098	828	6,262	1,786
Total investment income from non-controlled, non-affiliated investments	149,862	98,381	411,205	262,778
Investment income from non-controlled, affiliated investments:
Interest income	457	—	1,357	—
Payment-in-kind interest income	174	172	334	172
Dividend income	1,778	456	4,489	1,013
Total investment income from non-controlled, affiliated investments	2,409	628	6,180	1,185
Total Investment Income	152,271	99,009	417,385	263,963
Expenses
Interest expense	$54,604	$34,172	$146,378	$90,901
Management fees	14,968	12,635	42,778	35,476
Incentive fees	7,757	4,914	22,402	13,004
Offering expenses	—	17	20	97
Professional fees	1,335	1,657	3,961	3,612
Directors' fees	160	289	636	682
Other general and administrative	1,025	973	3,191	2,787
Total Expenses	79,849	54,657	219,366	146,559
Net Investment Income (Loss) Before Taxes	72,422	44,352	198,019	117,404
Income tax expense (benefit), including excise tax expense (benefit)	1,109	122	1,836	364
Net Investment Income (Loss) After Taxes	71,313	44,230	196,183	117,040
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$(7,915)	$6,656	$(3,269)	$10,224
Non-controlled, affiliated investments	1,672	514	4,376	510
Controlled, affiliated investments	(2)	—	(2)	—
Translation of assets and liabilities in foreign currencies	74	911	(804)	218
Income tax (provision) benefit	(205)	—	(199)	(4)
Total Net Change in Unrealized Gain (Loss)	(6,376)	8,081	102	10,948
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$4,726	$968	$5,809	$966
Foreign currency transactions	18	(795)	(593)	286
Total Net Realized Gain (Loss)	4,744	173	5,216	1,252
Total Net Realized and Change in Unrealized Gain (Loss)	$(1,632)	$8,254	$5,318	$12,200
Net Increase (Decrease) in Net Assets Resulting from Operations	$69,681	$52,484	$201,501	$129,240
Earnings (Loss) Per Share - Basic and Diluted	$0.45	$0.50	$1.45	$1.35
Weighted Average Shares Outstanding - Basic and Diluted	155,552,828	105,839,749	138,598,295	95,860,190

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(18)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
ManTech International Corporation(8)	First lien senior secured loan	S +	5.00%	9/2029	$70,051	$70,051	$70,051	2.5%
ManTech International Corporation(15)(17)	First lien senior secured delayed draw term loan	S +	5.00%	6/2025	—	—	—	—%
ManTech International Corporation(15)	First lien senior secured revolving loan	S +	5.00%	9/2028	—	—	—	—%
						70,051	70,051	2.5%
Application Software
AI Titan Parent, Inc. (dba Prometheus Group)(8)	First lien senior secured loan	S +	4.75%	8/2031	27,547	27,272	27,271	1.0%
AI Titan Parent, Inc. (dba Prometheus Group)(15)(16)(17)	First lien senior secured delayed draw term loan	S +	4.75%	9/2026	—	(27)	(28)	—%
AI Titan Parent, Inc. (dba Prometheus Group)(15)(16)	First lien senior secured revolving loan	S +	4.75%	8/2031	—	(34)	(34)	—%
AlphaSense, Inc.(7)	First lien senior secured loan	S +	6.25%	6/2029	31,977	31,670	31,657	1.1%
AlphaSense, Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	S +	6.25%	12/2025	—	(61)	(64)	—%
AlphaSense, Inc.(15)(17)	First lien senior secured delayed draw term loan	S +	6.25%	6/2029	—	—	—	—%
Anaplan, Inc.(8)	First lien senior secured loan	S +	5.25%	6/2029	130,890	130,890	130,890	4.7%
Anaplan, Inc.(8)	First lien senior secured loan	S +	5.25%	6/2029	3,927	3,890	3,927	0.1%
Anaplan, Inc.(15)	First lien senior secured revolving loan	S +	5.75%	6/2028	—	—	—	—%
Armstrong Bidco Limited(13)(23)	First lien senior secured GBP term loan	SA +	5.25%	6/2029	£5,314	6,416	7,092	0.3%
Armstrong Bidco Limited(13)(17)(23)	First lien senior secured GBP delayed draw term loan	SA +	5.25%	6/2025	£2,773	3,350	3,700	0.1%
Artifact Bidco, Inc. (dba Avetta)(8)	First lien senior secured loan	S +	4.50%	7/2031	18,597	18,508	18,504	0.7%
Artifact Bidco, Inc. (dba Avetta)(15)(16)(17)	First lien senior secured delayed draw term loan	S +	4.50%	7/2027	—	(11)	(11)	—%
Artifact Bidco, Inc. (dba Avetta)(15)(16)	First lien senior secured revolving loan	S +	4.50%	7/2030	—	(4)	(5)	—%
Artifact Bidco, Inc. (dba Avetta)(15)(16)	First lien senior secured revolving loan	S +	4.50%	7/2030	—	(11)	(12)	—%
Avalara, Inc.(8)	First lien senior secured loan	S +	6.25%	10/2028	104,545	103,391	104,545	3.8%
Avalara, Inc.(15)(16)	First lien senior secured revolving loan	S +	7.25%	10/2028	—	(106)	—	—%
Boxer Parent Company Inc. (f/k/a BMC)(5)(8)	First lien senior secured loan	S +	3.75%	7/2031	20,000	19,952	19,946	0.7%
Coupa Holdings, LLC(8)	First lien senior secured loan	S +	5.50%	2/2030	84,599	84,599	84,599	3.1%
Coupa Holdings, LLC(15)(17)	First lien senior secured delayed draw term loan	S +	5.50%	8/2025	—	—	—	—%
Coupa Holdings, LLC(15)	First lien senior secured revolving loan	S +	5.50%	2/2029	—	—	—	—%
Fullsteam Operations, LLC(8)	First lien senior secured loan	S +	8.25%	11/2029	10,593	10,308	10,593	0.4%
Fullsteam Operations, LLC(8)(15)(17)	First lien senior secured delayed draw term loan	S +	8.25%	5/2025	3,168	3,081	3,168	0.1%
Fullsteam Operations, LLC(8)(15)(17)	First lien senior secured delayed draw term loan	S +	8.25%	11/2025	1,368	1,329	1,368	—%
Fullsteam Operations, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	S +	7.00%	8/2025	—	(50)	(19)	—%
Fullsteam Operations, LLC(15)(16)	First lien senior secured revolving loan	S +	8.25%	11/2029	—	(14)	—	—%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(18)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Granicus, Inc.(8)	First lien senior secured loan	S +	5.75% (2.25% PIK)	1/2031	1,954	1,936	1,954	0.1%
Granicus, Inc.(7)(15)(17)	First lien senior secured delayed draw term loan	S +	5.25% (2.25% PIK)	1/2026	290	287	287	—%
Granicus, Inc.(15)(16)	First lien senior secured revolving loan	S +	5.25%	1/2031	—	(2)	—	—%
JS PARENT, INC. (dba Jama Software)(8)	First lien senior secured loan	S +	5.00%	4/2031	13,676	13,611	13,608	0.5%
JS PARENT, INC. (dba Jama Software)(15)(16)	First lien senior secured revolving loan	S +	5.00%	4/2031	—	(6)	(7)	—%
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(7)(23)	First lien senior secured loan	S +	5.25%	7/2028	149,422	149,245	149,422	5.4%
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(15)(16)(23)	First lien senior secured revolving loan	S +	5.25%	7/2028	—	(36)	—	—%
Simpler Postage, Inc. (dba Easypost)(7)	First lien senior secured loan	S +	7.00%	6/2029	43,273	41,145	41,109	1.5%
Simpler Postage, Inc. (dba Easypost)(15)(16)(17)	First lien senior secured delayed draw term loan	S +	7.00%	6/2026	—	(74)	(57)	—%
Simpler Postage, Inc. (dba Easypost)(15)(17)	First lien senior secured delayed draw term loan	S +	8.00%	6/2026	—	—	—	—%
XPLOR T1, LLC(8)	First lien senior secured loan	S +	4.25%	6/2031	5,000	4,976	5,025	0.2%
Zendesk, Inc.(8)	First lien senior secured loan	S +	5.00%	11/2028	94,047	92,693	94,047	3.4%
Zendesk, Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	S +	5.00%	11/2025	—	(588)	—	—%
Zendesk, Inc.(15)(16)	First lien senior secured revolving loan	S +	5.00%	11/2028	—	(130)	—	—%
						747,395	752,475	27.2%
Banks
Finastra USA, Inc.(8)(23)	First lien senior secured loan	S +	7.25%	9/2029	81,970	81,150	81,970	3.0%
Finastra USA, Inc.(8)(15)(23)	First lien senior secured revolving loan	S +	7.25%	9/2029	3,958	3,873	3,958	0.1%
						85,023	85,928	3.1%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(7)	First lien senior secured loan	S +	6.25%	3/2027	7,699	7,623	7,584	0.4%
						7,623	7,584	0.4%
Building products
EET Buyer, Inc. (dba e-Emphasys)(8)	First lien senior secured loan	S +	5.00%	11/2027	11,881	11,731	11,881	0.4%
EET Buyer, Inc. (dba e-Emphasys)(15)(16)(17)	First lien senior secured delayed draw term loan	S +	5.00%	4/2026	—	(5)	—	—%
EET Buyer, Inc. (dba e-Emphasys)(15)(16)	First lien senior secured revolving loan	S +	5.00%	11/2027	—	(8)	—	—%
						11,718	11,881	0.4%
Buildings & Real Estate
Associations, Inc.(8)	First lien senior secured loan	S +	6.50%	7/2028	49,084	49,038	49,084	1.8%
Associations, Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	S +	6.50%	7/2028	—	(3)	—	—%
Associations, Inc.(15)(16)	First lien senior secured revolving loan	S +	6.50%	7/2028	—	(3)	—	—%
Associations Finance, Inc.(14)	Unsecured Notes		14.25% PIK	5/2030	19,059	18,925	19,059	0.7%
						67,957	68,143	2.5%
Capital Markets

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(18)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Cresset Capital Management, LLC(7)	First lien senior secured loan	S +	5.00%	6/2030	7,816	7,741	7,738	0.3%
Cresset Capital Management, LLC(15)(17)	First lien senior secured delayed draw term loan	S +	5.00%	9/2025	—	—	—	—%
Cresset Capital Management, LLC(15)(17)	First lien senior secured delayed draw term loan	S +	5.00%	6/2026	—	—	—	—%
Cresset Capital Management, LLC(15)(16)	First lien senior secured revolving loan	S +	5.00%	6/2029	—	(10)	(11)	—%
						7,731	7,727	0.3%
Commercial Services & Supplies
Pye-Barker Fire & Safety, LLC(8)	First lien senior secured loan	S +	4.50%	5/2031	14,138	14,070	14,067	0.5%
Pye-Barker Fire & Safety, LLC(8)(15)(17)	First lien senior secured delayed draw term loan	S +	4.50%	5/2026	779	761	760	—%
Pye-Barker Fire & Safety, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	S +	4.50%	5/2026	—	(16)	(17)	—%
Pye-Barker Fire & Safety, LLC(8)(15)	First lien senior secured revolving loan	S +	4.50%	5/2030	341	328	327	—%
SimpliSafe Holding Corporation(7)	First lien senior secured loan	S +	6.25%	5/2028	22,672	22,388	22,672	0.8%
						37,531	37,809	1.3%
Construction & Engineering
Dodge Construction Network LLC(5)(8)	First lien senior secured loan	S +	4.75%	2/2029	9,775	9,673	7,189	0.3%
						9,673	7,189	0.3%
Consumer Finance
Klarna Holding AB(8)(19)(23)	Subordinated Floating Rate Notes	S +	7.00%	4/2034	32,667	32,667	32,667	1.2%
						32,667	32,667	1.2%
Diversified Consumer Services
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(5)(7)	First lien senior secured loan	S +	3.50%	10/2029	9,820	9,809	9,840	0.4%
Icefall Parent, Inc. (dba EngageSmart)(7)	First lien senior secured loan	S +	6.50%	1/2030	18,261	17,927	18,170	0.7%
Icefall Parent, Inc. (dba EngageSmart)(15)(16)	First lien senior secured revolving loan	S +	6.50%	1/2030	—	(31)	(9)	—%
Litera Bidco LLC(7)	First lien senior secured loan	S +	5.00%	5/2028	35,529	35,365	35,351	1.3%
Litera Bidco LLC(7)(15)(17)	First lien senior secured delayed draw term loan	S +	5.00%	11/2026	4,663	4,630	4,627	0.2%
Litera Bidco LLC(15)(17)	First lien senior secured delayed draw term loan	S +	5.00%	5/2027	—	—	—	—%
Litera Bidco LLC(15)(16)	First lien senior secured revolving loan	S +	5.00%	5/2028	—	(11)	(12)	—%
Relativity ODA LLC(7)	First lien senior secured loan	S +	4.50%	5/2029	45,112	44,933	44,927	1.6%
Relativity ODA LLC(15)(16)	First lien senior secured revolving loan	S +	4.50%	5/2029	—	(15)	(16)	—%
						112,607	112,878	4.2%
Diversified Financial Services
Blackhawk Network Holdings, Inc.(5)(7)	First lien senior secured loan	S +	5.00%	3/2029	99,750	97,796	100,119	3.6%
BTRS HOLDINGS INC. (dba Billtrust)(8)	First lien senior secured loan	S +	8.00%	12/2028	62,962	61,383	62,647	2.3%
BTRS HOLDINGS INC. (dba Billtrust)(8)(15)(17)	First lien senior secured delayed draw term loan	S +	8.00%	12/2024	4,631	4,631	4,604	0.2%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(18)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

BTRS HOLDINGS INC. (dba Billtrust)(8)(15)	First lien senior secured revolving loan	S +	7.25%	12/2028	2,518	2,377	2,485	0.1%
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S +	5.25%	11/2029	150,200	147,960	150,200	5.5%
Computer Services, Inc. (dba CSI)(15)(16)(17)	First lien senior secured delayed draw term loan	S +	5.25%	2/2026	—	(20)	—	—%
Hg Genesis 9 SumoCo Limited(10)(23)	Unsecured EUR facility	E +	7.00% PIK	3/2027	€50,767	55,631	56,658	2.1%
Juniper Square, Inc.(8)	First lien senior secured loan	S +	8.50%	12/2026	39,539	38,799	39,144	1.4%
Juniper Square, Inc.(8)(17)	First lien senior secured delayed draw term loan	S +	8.50%	6/2026	735	636	623	—%
Juniper Square, Inc.(15)(16)	First lien senior secured revolving loan	S +	8.50%	12/2026	—	(25)	(23)	—%
Minotaur Acquisition, Inc. (dba Inspira Financial)(7)	First lien senior secured loan	S +	5.00%	6/2030	72,448	71,753	71,724	2.6%
Minotaur Acquisition, Inc. (dba Inspira Financial)(7)(15)(17)	First lien senior secured delayed draw term loan	S +	5.00%	5/2025	12,075	11,901	11,894	0.4%
Minotaur Acquisition, Inc. (dba Inspira Financial)(15)(16)(17)	First lien senior secured delayed draw term loan	S +	5.00%	5/2026	—	(56)	(60)	—%
Minotaur Acquisition, Inc. (dba Inspira Financial)(15)(16)	First lien senior secured revolving loan	S +	5.00%	6/2030	—	(69)	(74)	—%
Smarsh Inc.(8)	First lien senior secured loan	S +	5.75%	2/2029	25,905	25,731	25,905	0.9%
Smarsh Inc.(8)(15)(17)	First lien senior secured delayed draw term loan	S +	5.75%	2/2025	3,238	3,195	3,238	0.1%
Smarsh Inc.(15)(16)	First lien senior secured revolving loan	S +	5.75%	2/2029	—	(2)	—	—%
						521,621	529,084	19.2%
Diversified Support Services
CoreTrust Purchasing Group LLC(7)	First lien senior secured loan	S +	5.25%	10/2029	30,164	29,902	30,164	1.1%
CoreTrust Purchasing Group LLC(15)(16)(17)	First lien senior secured delayed draw term loan	S +	5.25%	5/2026	—	(47)	—	—%
CoreTrust Purchasing Group LLC(15)(16)	First lien senior secured revolving loan	S +	5.25%	10/2029	—	(45)	—	—%
						29,810	30,164	1.1%
Entertainment
Aerosmith Bidco Limited (dba Audiotonix)(9)(23)	First lien senior secured loan	S +	5.25%	7/2031	99,756	98,500	98,475	3.6%
Aerosmith Bidco Limited (dba Audiotonix)(15)(16)(17)(23)	First lien senior secured multi-draw term loan	S +	5.25%	7/2027	—	(60)	(62)	—%
Aerosmith Bidco Limited (dba Audiotonix)(15)(16)(23)	First lien senior secured multi-currency revolving loan	S +	5.25%	7/2030	—	(159)	(164)	—%
						98,281	98,249	3.6%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(5)(7)	First lien senior secured loan	S +	3.50%	4/2028	4,974	4,942	4,983	0.2%
						4,942	4,983	0.2%
Food & Staples Retailing
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(7)	First lien senior secured loan	S +	5.00%	12/2028	146,117	146,117	146,117	5.3%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(7)(15)	First lien senior secured revolving loan	S +	5.00%	12/2027	5,074	5,074	5,074	0.2%
						151,191	151,191	5.5%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(18)(25)	Investment	Interest		Maturity Date	Par / Units		Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Health Care Equipment & Supplies
PerkinElmer U.S. LLC(7)	First lien senior secured loan	S +	5.00%	3/2029	56,373		56,347	56,091	2.0%
PerkinElmer U.S. LLC(7)(15)(17)	First lien senior secured delayed draw term loan	S +	5.00%	5/2026	8,615		8,511	8,572	0.3%
							64,858	64,663	2.3%
Health Care Providers & Services
Covetrus, Inc.(8)	Second lien senior secured loan	S +	9.25%	10/2030	75,000		73,703	71,625	2.6%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(7)	First lien senior secured loan	S +	5.50%	3/2025	9,931		9,931	9,931	0.3%
Engage Debtco Limited(8)(23)	First lien senior secured loan	S +	6.00% (2.50% PIK)	7/2029	20,513		20,143	20,000	0.7%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(9)	First lien senior secured loan	S +	6.25%	12/2029	21,526		21,143	21,419	0.8%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(8)(15)	First lien senior secured revolving loan	S +	6.25%	12/2029	367		317	352	—%
Natural Partners, LLC(8)(23)	First lien senior secured loan	S +	4.50%	11/2027	9,081		8,969	9,035	0.3%
Natural Partners, LLC(15)(16)(23)	First lien senior secured revolving loan	S +	4.50%	11/2027	—		(8)	(3)	—%
OneOncology, LLC(8)	First lien senior secured loan	S +	6.25%	6/2030	7,857		7,755	7,857	0.3%
OneOncology, LLC(8)(15)(17)	First lien senior secured delayed draw term loan	S +	6.25%	12/2024	2,969		2,920	2,969	0.1%
OneOncology, LLC(8)(15)(17)	First lien senior secured delayed draw term loan	S +	5.00%	6/2025	3,909		3,876	3,874	0.1%
OneOncology, LLC(15)(16)	First lien senior secured revolving loan	S +	6.25%	6/2029	—		(19)	—	—%
PetVet Care Centers, LLC(7)	First lien senior secured loan	S +	6.00%	11/2030	38,956		38,601	38,177	1.4%
PetVet Care Centers, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	S +	6.00%	11/2025	—		(22)	(51)	—%
PetVet Care Centers, LLC(15)(16)	First lien senior secured revolving loan	S +	6.00%	11/2029	—		(48)	(107)	—%
Phantom Purchaser, Inc.(8)	First lien senior secured loan	S +	5.00%	9/2031	8,909		8,820	8,820	0.3%
Phantom Purchaser, Inc.(15)(16)	First lien senior secured revolving loan	S +	5.00%	9/2031	—		(11)	(11)	—%
TC Holdings, LLC (dba TrialCard)(8)	First lien senior secured loan	S +	5.00%	4/2027	38,609		38,452	38,511	1.4%
TC Holdings, LLC (dba TrialCard)(15)(16)	First lien senior secured revolving loan	S +	5.00%	4/2027	—		(12)	—	—%
Vermont Aus Pty Ltd(12)(23)	First lien senior secured AUD term loan	B +	5.75%	3/2028	A$	14,161	9,593	9,775	0.4%
							244,103	242,173	8.7%
Health Care Technology
Athenahealth Group Inc.(5)(7)	First lien senior secured loan	S +	3.25%	2/2029	3,493		3,267	3,468	0.1%
Color Intermediate, LLC (dba ClaimsXten)(8)	First lien senior secured loan	S +	4.75%	10/2029	48,029		48,029	48,029	1.7%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(7)	First lien senior secured loan	S +	5.00%	8/2031	98,199		97,640	97,635	3.5%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(15)(17)	First lien senior secured delayed draw term loan	S +	5.25%	8/2026	—		—	—	—%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(18)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(15)(16)	First lien senior secured revolving loan	S +	5.00%	8/2031	—	(48)	(48)	—%
Greenway Health, LLC(9)	First lien senior secured loan	S +	6.75%	4/2029	10,248	9,979	10,069	0.4%
Hyland Software, Inc.(7)	First lien senior secured loan	S +	6.00%	9/2030	64,947	64,075	64,622	2.3%
Hyland Software, Inc.(15)(16)	First lien senior secured revolving loan	S +	6.00%	9/2029	—	(38)	(16)	—%
Iconic IMO Merger Sub, Inc.	First lien senior secured loan	S +	5.50%	5/2029	23,040	22,702	22,982	0.8%
Iconic IMO Merger Sub, Inc.(15)(16)	First lien senior secured revolving loan	S +	6.00%	5/2028	—	(30)	(6)	—%
Indikami Bidco, LLC (dba IntegriChain)(7)	First lien senior secured loan	S +	6.50% (2.50% PIK)	12/2030	71,414	69,935	70,343	2.5%
Indikami Bidco, LLC (dba IntegriChain)(15)(16)(17)	First lien senior secured delayed draw term loan	S +	6.00%	12/2025	—	(71)	—	—%
Indikami Bidco, LLC (dba IntegriChain)(7)(15)	First lien senior secured revolving loan	S +	6.00%	6/2030	2,537	2,397	2,431	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(7)	First lien senior secured loan	S +	6.25%	3/2028	29,080	28,989	28,644	1.0%
Interoperability Bidco, Inc. (dba Lyniate)(15)(16)(17)	First lien senior secured delayed draw term loan	S +	6.25%	6/2026	—	—	(29)	—%
Interoperability Bidco, Inc. (dba Lyniate)(8)(15)	First lien senior secured revolving loan	S +	6.25%	3/2028	704	702	670	—%
Neptune Holdings, Inc. (dba NexTech)(7)	First lien senior secured loan	S +	5.75%	8/2030	6,568	6,422	6,535	0.2%
Neptune Holdings, Inc. (dba NexTech)(15)(16)	First lien senior secured revolving loan	S +	5.75%	8/2029	—	(19)	(4)	—%
PointClickCare Technologies, Inc.(8)(23)	First lien senior secured loan	S +	3.00%	12/2027	9,751	9,751	9,751	0.4%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(5)(7)	First lien senior secured loan	S +	3.25%	3/2028	11,657	11,275	11,631	0.4%
RL Datix Holdings (USA), Inc.(8)	First lien senior secured loan	S +	5.50%	4/2031	56,155	55,619	55,593	2.0%
RL Datix Holdings (USA), Inc.(13)	First lien senior secured GBP term loan	SA +	5.50%	4/2031	£26,005	32,171	34,533	1.3%
RL Datix Holdings (USA), Inc.(15)(17)	First lien senior secured delayed draw term loan	S +	5.50%	4/2027	—	—	—	—%
RL Datix Holdings (USA), Inc.(15)(16)	First lien senior secured revolving loan	S +	5.50%	10/2030	—	(104)	(111)	—%
Salinger Bidco Inc. (dba Surgical Information Systems)(8)	First lien senior secured loan	S +	5.75%	8/2031	67,031	66,042	66,026	2.4%
Salinger Bidco Inc. (dba Surgical Information Systems)(15)(16)(17)	First lien senior secured delayed draw term loan	S +	5.75%	8/2026	—	(47)	(48)	—%
Salinger Bidco Inc. (dba Surgical Information Systems)(15)(16)	First lien senior secured revolving loan	S +	5.75%	5/2031	—	(113)	(116)	—%
						528,525	532,584	19.1%
Hotels, Restaurants & Leisure
Par Technology Corporation(8)	First lien senior secured loan	S +	5.00%	7/2029	30,857	30,394	30,376	1.1%
						30,394	30,376	1.1%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(7)	First lien senior secured loan	S +	5.25%	1/2031	3,090	3,061	3,074	0.1%
Aptean Acquiror, Inc. (dba Aptean)(8)(15)(17)	First lien senior secured delayed draw term loan	S +	5.25%	1/2026	8	5	8	—%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(18)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Aptean Acquiror, Inc. (dba Aptean)(15)(16)	First lien senior secured revolving loan	S +	5.25%	1/2031	—	(2)	(1)	—%
						3,064	3,081	0.1%
Insurance
AmeriLife Holdings LLC(8)	First lien senior secured loan	S +	5.00%	8/2029	25,846	25,447	25,846	0.9%
AmeriLife Holdings LLC(8)(15)(17)	First lien senior secured delayed draw term loan	S +	5.00%	10/2025	1,733	1,714	1,733	0.1%
AmeriLife Holdings LLC(15)(16)	First lien senior secured revolving loan	S +	5.00%	8/2028	—	(30)	—	—%
Asurion, LLC(5)(7)	First lien senior secured loan	S +	4.25%	8/2028	18,483	17,808	18,189	0.7%
Diamond Insure Bidco (dba Acturis)(13)(23)	First lien senior secured GBP term loan	SA +	4.50%	7/2031	£24,503	30,380	32,210	1.2%
Diamond Insure Bidco (dba Acturis)(11)(23)	First lien senior secured EUR term loan	E +	4.25%	7/2031	€7,496	7,888	8,199	0.3%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(8)	First lien senior secured loan	S +	7.50%	3/2029	37,324	36,477	37,137	1.3%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(15)(16)	First lien senior secured revolving loan	S +	7.50%	3/2029	—	(70)	(19)	—%
Galway Borrower LLC(15)(17)	First lien senior secured delayed draw term loan	S +	4.50%	7/2026	—	—	—	—%
Galway Borrower LLC(8)(15)	First lien senior secured revolving loan	S +	4.50%	9/2028	51	50	51	—%
Integrated Specialty Coverages, LLC(9)	First lien senior secured loan	S +	6.00%	7/2030	6,671	6,578	6,671	0.2%
Integrated Specialty Coverages, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	S +	6.00%	1/2025	—	(1)	—	—%
Integrated Specialty Coverages, LLC(15)(16)	First lien senior secured revolving loan	S +	6.00%	7/2029	—	(7)	—	—%
Integrity Marketing Acquisition, LLC(8)	First lien senior secured loan	S +	5.00%	8/2028	36,571	36,386	36,382	1.3%
Integrity Marketing Acquisition, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	S +	5.00%	8/2026	—	(16)	(16)	—%
Integrity Marketing Acquisition, LLC(15)(16)	First lien senior secured revolving loan	S +	5.00%	8/2028	—	(5)	(5)	—%
						162,599	166,378	6.0%
Internet & Direct Marketing Retail
Aurelia Netherlands Midco 2 B.V.(11)(15)(23)	First lien senior secured EUR term loan	E +	5.75%	5/2031	€39,659	41,563	43,929	1.6%
						41,563	43,929	1.6%
IT Services
Kaseya Inc.(8)	First lien senior secured loan	S +	5.50%	6/2029	79,813	78,596	79,813	2.9%
Kaseya Inc.(8)(15)(17)	First lien senior secured delayed draw term loan	S +	5.50%	6/2025	921	880	921	—%
Kaseya Inc.(7)(15)	First lien senior secured revolving loan	S +	5.50%	6/2029	1,194	1,130	1,194	—%
						80,606	81,928	2.9%
Life Sciences Tools & Services
Bamboo US BidCo LLC(8)	First lien senior secured loan	S +	6.75% (3.38% PIK)	9/2030	20,054	19,531	20,054	0.7%
Bamboo US BidCo LLC(10)	First lien senior secured EUR term loan	E +	6.75% (3.38% PIK)	9/2030	€12,477	12,872	13,925	0.5%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(18)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Bamboo US BidCo LLC(8)(15)(17)	First lien senior secured delayed draw term loan	S +	6.75% (3.38% PIK)	3/2025	1,487	1,426	1,487	0.1%
Bamboo US BidCo LLC(15)(16)	First lien senior secured revolving loan	S +	6.00%	10/2029	—	(102)	—	—%
Bracket Intermediate Holding Corp.(5)(8)	First lien senior secured loan	S +	5.00%	5/2028	34,563	33,767	34,687	1.3%
						67,494	70,153	2.6%
Media
Monotype Imaging Holdings Inc.(8)	First lien senior secured loan	S +	5.50%	2/2031	68,732	68,247	68,388	2.5%
Monotype Imaging Holdings Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	S +	5.50%	2/2026	—	(20)	—	—%
Monotype Imaging Holdings Inc.(15)(16)	First lien senior secured revolving loan	S +	5.50%	2/2030	—	(58)	(43)	—%
						68,169	68,345	2.5%
Multiline Retail
PDI TA Holdings, Inc.(8)	First lien senior secured loan	S +	5.25%	2/2031	13,195	13,012	13,063	0.5%
PDI TA Holdings, Inc.(15)(16)(17)	First lien senior secured delayed draw term loan	S +	5.25%	2/2026	—	(28)	(15)	—%
PDI TA Holdings, Inc.(15)(16)	First lien senior secured revolving loan	S +	5.25%	2/2031	—	(18)	(13)	—%
						12,966	13,035	0.5%
Pharmaceuticals
BridgeBio Pharma, Inc.(8)(23)	First lien senior secured loan	S +	6.50%	1/2029	30,000	29,960	29,925	1.1%
Foundation Consumer Brands, LLC(8)	First lien senior secured loan	S +	6.25%	2/2027	16,822	16,632	16,822	0.6%
Pacific BidCo Inc.(9)(23)	First lien senior secured loan	S +	6.00% (2.05% PIK)	8/2029	8,894	8,729	8,827	0.3%
Pacific BidCo Inc.(9)(15)(17)(23)	First lien senior secured delayed draw term loan	S +	6.00%	8/2025	954	935	947	—%
TG THERAPEUTICS, INC.(8)(23)	First lien senior secured loan	S +	5.50%	8/2029	12,500	12,409	12,406	0.4%
XRL 1 LLC (dba XOMA)(14)	First lien senior secured loan		9.88%	12/2038	12,310	12,092	12,125	0.4%
XRL 1 LLC (dba XOMA)(14)(15)(16)(17)	First lien senior secured delayed draw term loan		9.88%	12/2025	—	(14)	(15)	—%
						80,743	81,037	2.8%
Professional Services
Certinia, Inc.(9)	First lien senior secured loan	S +	7.25%	8/2029	44,118	43,380	43,897	1.6%
Certinia, Inc.(15)(16)	First lien senior secured revolving loan	S +	7.25%	8/2029	—	(95)	(29)	—%
CloudPay, Inc.(8)(23)	First lien senior secured loan	S +	7.50%	7/2029	11,318	11,208	11,205	0.4%
Gerson Lehrman Group, Inc.(8)	First lien senior secured loan	S +	5.25%	12/2027	18,895	18,753	18,848	0.7%
Gerson Lehrman Group, Inc.(15)(16)	First lien senior secured revolving loan	S +	5.25%	12/2027	—	(7)	(2)	—%
Proofpoint, Inc.(5)(7)	First lien senior secured loan	S +	3.00%	8/2028	3,175	3,175	3,173	0.1%
Sensor Technology Topco, Inc. (dba Humanetics)(8)	First lien senior secured loan	S +	7.00% (2.00% PIK)	5/2028	63,865	63,595	64,184	2.3%
Sensor Technology Topco, Inc. (dba Humanetics)(10)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	5/2028	€11,536	12,480	12,939	0.5%
Sensor Technology Topco, Inc. (dba Humanetics)(15)(17)	First lien senior secured delayed draw term loan	S +	6.50%	9/2025	—	—	—	—%
Sensor Technology Topco, Inc. (dba Humanetics)(7)(15)	First lien senior secured revolving loan	S +	6.58%	5/2028	3,217	3,194	3,230	0.1%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(18)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Sensor Technology Topco, Inc. (dba Humanetics)(10)(15)(17)	First lien senior secured EUR delayed draw term loan	E +	6.75%	9/2025	€—	—	—	—%
Sovos Compliance, LLC(5)(7)	First lien senior secured loan	S +	4.50%	8/2028	19,401	19,087	19,374	0.7%
TK Operations Ltd (dba Travelperk, Inc.)(14)(23)	First lien senior secured loan		11.50% PIK	5/2029	25,158	23,179	23,145	0.8%
						197,949	199,964	7.2%
Real Estate Management & Development
Entrata, Inc.(7)	First lien senior secured loan	S +	5.75%	7/2030	44,535	43,916	44,535	1.6%
Entrata, Inc.(15)(16)	First lien senior secured revolving loan	S +	6.00%	7/2028	—	(58)	—	—%
						43,858	44,535	1.6%
Systems Software
Activate Holdings (US) Corp. (dba Absolute Software)(8)(23)	First lien senior secured loan	S +	5.25%	7/2030	48,952	48,760	48,878	1.7%
Activate Holdings (US) Corp. (dba Absolute Software)(15)(16)(23)	First lien senior secured revolving loan	S +	5.25%	7/2029	—	(7)	(5)	—%
Appfire Technologies, LLC(8)	First lien senior secured loan	S +	4.75%	3/2028	4,079	4,079	4,079	0.1%
Appfire Technologies, LLC(8)(15)(17)	First lien senior secured delayed draw term loan	S +	4.75%	3/2025	1,765	1,717	1,765	0.1%
Appfire Technologies, LLC(15)(16)(17)	First lien senior secured delayed draw term loan	S +	4.75%	6/2026	—	(6)	—	—%
Appfire Technologies, LLC(15)	First lien senior secured revolving loan	S +	5.50%	3/2028	—	—	—	—%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(7)	First lien senior secured loan	S +	6.50%	3/2031	15,675	15,454	15,479	0.6%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(7)(15)(17)	First lien senior secured delayed draw term loan	S +	6.50%	3/2026	22,800	22,391	22,451	0.8%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(15)(16)	First lien senior secured revolving loan	S +	6.50%	3/2031	—	(79)	(71)	—%
Barracuda Networks, Inc.(5)(9)	First lien senior secured loan	S +	4.50%	8/2029	35,828	35,013	34,771	1.3%
Barracuda Networks, Inc.(5)(9)	Second lien senior secured loan	S +	7.00%	8/2030	55,875	54,501	49,924	1.8%
ConnectWise, LLC(5)(8)	First lien senior secured loan	S +	3.50%	9/2028	3,065	2,986	3,058	0.1%
Crewline Buyer, Inc. (dba New Relic)(8)	First lien senior secured loan	S +	6.75%	11/2030	114,805	113,243	114,518	4.2%
Crewline Buyer, Inc. (dba New Relic)(15)(16)	First lien senior secured revolving loan	S +	6.75%	11/2030	—	(156)	(30)	—%
Delta TopCo, Inc. (dba Infoblox, Inc.)(5)(9)(19)	Second lien senior secured loan	S +	5.25%	11/2030	16,500	16,418	16,569	0.6%
Forescout Technologies, Inc.(8)	First lien senior secured loan	S +	5.00%	5/2031	1,235	1,230	1,228	—%
Forescout Technologies, Inc.(15)	First lien senior secured revolving loan	S +	5.00%	5/2030	—	—	—	—%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(7)	Second lien senior secured loan	S +	6.75%	11/2027	20,000	19,803	17,950	0.7%
Oranje Holdco, Inc. (dba KnowBe4)(8)	First lien senior secured loan	S +	7.50%	2/2029	106,818	105,436	106,818	3.9%
Oranje Holdco, Inc. (dba KnowBe4)(8)	First lien senior secured loan	S +	7.25%	2/2029	21,275	21,077	21,062	0.8%
Oranje Holdco, Inc. (dba KnowBe4)(15)(16)	First lien senior secured revolving loan	S +	7.50%	2/2029	—	(145)	—	—%
Ping Identity Holding Corp.(8)	First lien senior secured loan	S +	4.75%	10/2029	94,156	93,922	94,156	3.4%
Ping Identity Holding Corp.(15)(16)	First lien senior secured revolving loan	S +	4.75%	10/2028	—	(23)	—	—%
Rubrik, Inc.(8)	First lien senior secured loan	S +	7.00%	8/2028	46,771	46,254	46,771	1.7%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(18)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Rubrik, Inc.(8)(15)(17)	First lien senior secured delayed draw term loan	S +	7.00%	6/2028	5,366	5,315	5,366	0.2%
SailPoint Technologies Holdings, Inc.(8)	First lien senior secured loan	S +	6.00%	8/2029	136,920	134,727	136,578	5.0%
SailPoint Technologies Holdings, Inc.(15)(16)	First lien senior secured revolving loan	S +	6.00%	8/2028	—	(169)	(33)	—%
Securonix, Inc.(8)	First lien senior secured loan	S +	7.00%	4/2028	19,774	19,649	17,401	0.6%
Securonix, Inc.(8)(15)(16)	First lien senior secured revolving loan	S +	7.00%	4/2028	80	59	(347)	—%
Sitecore Holding III A/S(11)	First lien senior secured EUR term loan	E +	7.75% (4.25% PIK)	3/2029	€63,498	66,553	70,867	2.6%
Sitecore Holding III A/S(8)	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	10,849	10,780	10,849	0.4%
Sitecore USA, Inc.(8)	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	65,407	64,985	65,407	2.4%
Sophos Holdings, LLC(5)(7)(23)	First lien senior secured loan	S +	3.50%	3/2027	14,656	14,307	14,681	0.5%
Talon MidCo 2 Limited(7)(23)	First lien senior secured loan	S +	6.95%	8/2028	28,958	28,580	28,958	1.0%
Talon MidCo 2 Limited(7)(23)	First lien senior secured loan	S +	6.95%	8/2028	2,097	2,062	2,097	0.1%
Talon MidCo 2 Limited(15)(16)(23)	First lien senior secured revolving loan	S +	7.00%	8/2028	—	(18)	—	—%
						948,698	951,195	34.6%
Total non-controlled/non-affiliated portfolio company debt investments						$4,571,410	$4,601,379	166.6%

Equity Investments
Application Software
6Sense Insights, Inc.(20)(24)	Series E-1 Preferred Stock	N/A		N/A	316,128	10,001	7,785	0.3%
AlphaSense, LLC(20)	Series E Preferred Shares	N/A		N/A	153,208	6,878	6,878	0.2%
Project Alpine Co-Invest Fund, LP(20)(23)(24)	LP Interest	N/A		N/A	9,695,168	9,695	11,449	0.4%
Simpler Postage, Inc. (dba Easypost)(20)	Warrants	N/A		N/A	151,197	1,904	1,904	0.1%
Zoro TopCo, L.P.(20)(24)	Class A Common Units	N/A		N/A	1,051,383	10,514	11,447	0.4%
Zoro TopCo, Inc.(14)(20)	Series A Preferred Equity		12.50% PIK	N/A	12,617	15,461	15,856	0.6%
						54,453	55,319	2.0%
Capital Markets
Acorns Grow Incorporated(14)(19)(20)(23)	Series F Preferred Stock		5.00% PIK	N/A	572,135	11,395	11,095	0.4%
						11,395	11,095	0.4%
Diversified Financial Services
Amergin Asset Management, LLC(20)(23)(24)	Class A Units	N/A		N/A	50,000,000	—	1,608	0.1%
Juniper Square, Inc.(20)(24)	Warrants		PIK	N/A	40,984	238	229	—%
						238	1,837	0.1%
Health Care Providers & Services
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(20)(24)	Class A Interest	N/A		N/A	159	1,585	1,585	0.1%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(14)(20)	Series A Preferred Stock		15.00% PIK	N/A	4,419	4,858	4,799	0.2%
						6,443	6,384	0.3%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(18)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Health Care Technology
BEHP Co-Investor II, L.P.(20)(23)(24)	LP Interest	N/A		N/A	$1,270	1,043	1,297	—%
Orange Blossom Parent, Inc.(20)(24)	Common Units	N/A		N/A	16,667	1,667	1,664	0.1%
Minerva Holdco, Inc.(14)(20)	Senior A Preferred Stock		10.75% PIK	N/A	50,000	65,573	64,008	2.3%
WP Irving Co-Invest, L.P.(20)(23)(24)	Partnership Units	N/A		N/A	1,250,000	959	1,276	—%
						69,242	68,245	2.4%
Insurance
Accelerate Topco Holdings, LLC(20)(24)	Common Units	N/A		N/A	12,822	354	546	—%
						354	546	—%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(9)(20)	Perpetual Preferred Stock	S +	10.75% PIK	N/A	62,500	79,063	80,264	2.9%
						79,063	80,264	2.9%
Pharmaceuticals
XOMA Corporation(20)(24)	Warrants	N/A		N/A	12,000	82	147	—%
						82	147	—%
Professional Services
CloudPay, Inc.(14)(20)(23)	Series E Preferred Stock			N/A	43,818	9,654	9,432	0.3%
TravelPerk, Inc.(20)(23)	Warrants	N/A		N/A	128,826	1,650	1,650	0.1%
Vestwell Holdings, Inc.(20)(24)	Series D Preferred Stock	N/A		N/A	152,175	3,020	3,000	0.1%
						14,324	14,082	0.5%
Systems Software
Axonius, Inc.(19)(20)(24)	Series E Preferred Stock	N/A		N/A	1,733,274	10,033	8,142	0.3%
Elliott Alto Co-Investor Aggregator L.P.(20)(23)(24)	LP Interest	N/A		N/A	13,060	13,145	18,244	0.7%
Halo Parent Newco, LLC(14)(20)	Class H PIK Preferred Equity		11.00% PIK	N/A	48,659	50,714	40,540	1.5%
Project Hotel California Co-Invest Fund, L.P.(20)(23)(24)	LP Interest	N/A		N/A	8,061	8,061	9,159	0.3%
Securiti, Inc.(20)(24)	Series C Preferred Shares	N/A		N/A	2,525,571	20,000	20,000	0.7%
						101,953	96,085	3.5%
Total non-controlled/non-affiliated portfolio company equity investments						$337,547	$334,004	12.1%
Total non-controlled/non-affiliated portfolio company investments						$4,908,957	$4,935,383	178.7%

Non-controlled/affiliated portfolio company investments(21)
Debt Investments
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(14)(23)	First lien senior secured loan		12.00% PIK	7/2030	$9,447	9,447	9,447	0.3%
AAM Series 2.1 Aviation Feeder, LLC(14)(23)	First lien senior secured loan		12.00% PIK	11/2030	8,874	8,874	8,874	0.3%
						18,321	18,321	0.6%
Insurance
Coherent Group Inc.(19)(23)	Convertible notes		5.30%	12/2024	3,029	3,043	3,029	0.1%
						3,043	3,029	0.1%
Total non-controlled/affiliated portfolio company debt investments						$21,364	$21,350	0.7%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company(1)(4)(6)(18)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Equity Investments
Diversified Financial Services
AAM Series 2.1 Aviation Feeder, LLC(15)(20)(23)(24)	LLC Interest	N/A	N/A	$6,916	3,857	3,958	0.1%
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(15)(20)(23)(24)	LLC Interest	N/A	N/A	$5,988	5,948	6,924	0.3%
					9,805	10,882	0.4%
Insurance
Coherent Group Inc.(19)(20)(23)(24)	Series B Preferred Shares	N/A	N/A	533,330	16,014	12,200	0.4%
Fifth Season Investments LLC(20)(26)	Class A Units	N/A	N/A	8	74,323	79,219	2.9%
					90,337	91,419	3.3%
Pharmaceuticals
LSI Financing 1 DAC(20)(23)	Preferred Equity	N/A	N/A	$20,974	21,031	22,748	0.9%
					21,031	22,748	0.9%
Total non-controlled/affiliated portfolio company equity investments					$121,173	$125,049	4.6%
Total non-controlled/affiliated portfolio company investments					$142,537	$146,399	5.3%

Controlled/affiliated portfolio company investments(22)
Equity Investments
Joint Ventures
Blue Owl Credit SLF LLC(20)(23)(26)	LLC Interest	N/A	N/A	$2,189	2,189	2,187	0.1%
					2,189	2,187	0.1%
Total controlled/affiliated portfolio company equity investments					$2,189	$2,187	0.1%
Total controlled/affiliated portfolio company investments					$2,189	$2,187	0.1%
Total Investments					$5,053,683	$5,083,969	184.1%

	Interest Rate Swaps as of September 30, 2024
	Company Receives	Company Pays(a)	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap	6.75%	S + 2.565%	2/15/2029	700,000	23,189	—	(1,766)	2029 Notes	Note 5
Total				$700,000			$(1,766)

(a)          The Company has an International Swaps and Derivatives Association (“ISDA”) agreement with Goldman Sachs Bank USA.
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)The amortized cost represents the original cost adjusted for the amortization and accretion of premiums and discounts, as applicable, on debt investments using the effective interest method.
(3)As of September 30, 2024, the net estimated unrealized gain for U.S. federal income tax purposes was $85.2 million based on a tax cost basis of $5.0 billion. As of September 30, 2024, there was no estimated aggregate gross unrealized loss for U.S. federal income tax purposes and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $85.2 million.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Level 2 investment.
(6)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate ( “SOFR” or “S,” which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include three- or six-month EURIBOR), Bank Bill Swap Yield (“BBSY” or “B”), SONIA (“SONIA” or “SA”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(7)The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2024 was 4.85%.
(8)The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2024 was 4.59%.

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)
(9)The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2024 was 4.25%.
(10)The interest rate on this loan is subject to 3 month EURIBOR, which as of September 30, 2024 was 3.28%.
(11)The interest rate on this loan is subject 6 month EURIBOR, which as of September 30, 2024 was 3.11%.
(12)The interest rate on this loan is subject 3 month BBSY, which as of September 30, 2024 was 4.43%.
(13)The interest rate on this loan is subject to SONIA, which as of September 30, 2024 was 4.95%.
(14)Contains a fixed-rate structure.
(15)Position or portion thereof is an unfunded loan or equity commitment. See Note 7 “Commitments and Contingencies”.
(16)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value is the result of the capitalized discount on the loan.
(17)The date disclosed represents the commitment period of the unfunded term loan. Upon expiration of the commitment period, the funded portion of the term loan may be subject to a longer maturity date.
(18)Unless otherwise indicated, all investments are considered co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the U.S. Securities and Exchange Commission. See Note 3 “Agreements and Related Party Transactions.”
(19)Not a co-investment made with the Company’s affiliates.
(20)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities is $456.7 million or 16.6% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January 20, 2022
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 01, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 01, 2022
Accelerate Topco Holdings, LLC	Common Units	September 01, 2022
Acorns Grow Incorporated	Series F Preferred Stock	March 08, 2022
Amergin Asset Management, LLC	Class A Units	July 01, 2022
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
Axonius, Inc.	Series E Preferred Stock	March 11, 2022
Blue Owl Credit SLF LLC	LLC Interest	August 01, 2024
CloudPay, Inc.	Series E Preferred Stock	July 30, 2024
BEHP Co-Investor II, L.P.	LP Interest	May 06, 2022
Coherent Group Inc.	Series B Preferred Shares	April 21, 2022
Coherent Group Inc.	Series B Preferred Shares	December 28, 2023
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Fifth Season Investments LLC	Class A Units	October 17, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	February 22, 2022
Juniper Square, Inc.	Warrants	December 29, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 23, 2022
LSI Financing 1 DAC	Preferred Equity	December 14, 2022
Minerva Holdco, Inc.	Senior A Preferred Stock	February 15, 2022
Orange Blossom Parent, Inc.	Common Units	July 29, 2022
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Securiti, Inc.	Series C Preferred Shares	July 29, 2022
Simpler Postage, Inc. (dba Easypost)	Warrants	June 12, 2024
TravelPerk, Inc.	Warrants	May 02, 2024
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Class A Interest	November 30, 2023
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
_______________
(21)Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement. Transactions during the nine months ended September 30, 2024 in which the Company was an Affiliated Person of the portfolio company are as follows:

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of September 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Company	Fair Value at December 31, 2023	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Transfers	Fair Value at September 30, 2024	Interest Income	Dividend Income	Other Income
Non-Controlled Affiliates
AAM Series 2.1 Aviation Feeder, LLC(c)	$17,438	$7,187	$(11,717)	$(76)	$—	$12,832	$820	$—	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(c)	14,409	1,215	(399)	1,147	—	16,372	823	—	—
Coherent Group Inc.	16,204	1,390	(47)	(2,319)	—	15,228	48	—	—
Fifth Season Investments LLC	43,908	31,891	(1,471)	4,891	—	79,219	—	4,415	—
LSI Financing 1 DAC	19,988	4,954	(2,927)	733	—	22,748	—	74	—
Total Non-Controlled Affiliates	$111,947	$46,637	$(16,561)	$4,376	$—	$146,399	$1,691	$4,489	$—
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

(22)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended September 30, 2024, were as follows:

Company	Fair Value at December 31, 2023	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Transfers	Fair Value at September 30, 2024	Interest Income	Dividend Income	Other Income
Controlled Affiliates
Blue Owl Credit SLF LLC(c)	—	2,189	—	(2)	—	2,187	—	—	—
Total Controlled Affiliates	$—	$2,189	$—	$(2)	$—	$2,187	$—	$—	$—
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
(c)For further description of the Company's investment in Blue Owl Credit SLF LLC (“Credit SLF”), see Note 4 “Investments.”
(23)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of September 30, 2024, non-qualifying assets represented 16.8% of total assets as calculated in accordance with the regulatory requirements.
(24)Investment is non-income producing.
(25)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLOs. See Note 5 “Debt”.
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

Blue Owl Technology Finance Corp. II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$71,313	$44,230	$196,183	$117,040
Net change in unrealized gain (loss)	(6,376)	8,081	102	10,948
Net realized gain (loss)	4,744	173	5,216	1,252
Net Increase (Decrease) in Net Assets Resulting from Operations	69,681	52,484	201,501	129,240
Distributions
Distributions declared from earnings	(49,910)	(34,132)	(151,832)	(83,067)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(49,910)	(34,132)	(151,832)	(83,067)
Capital Share Transactions
Issuance of common shares	324,993	200,000	874,984	499,992
Reinvestment of distributions	7,109	3,207	16,678	7,881
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	332,102	203,207	891,662	507,873
Total Increase (Decrease) in Net Assets	351,873	221,559	941,331	554,046
Net Assets, at beginning of period	2,407,037	1,557,065	1,817,579	1,224,578
Net Assets, at end of period	$2,758,910	$1,778,624	$2,758,910	$1,778,624

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$201,501	$129,240
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(1,573,138)	(988,275)
Proceeds from investments and investment repayments, net	381,909	122,048
Net amortization/accretion of premium/discount on investments	(26,382)	(8,319)
Net change in unrealized (gain) loss on investments	(1,105)	(10,734)
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	21,423	—
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	804	(218)
Net realized (gain) loss on investments	(5,809)	(966)
Paid-in-kind interest and dividends	(44,466)	(34,053)
Amortization of debt issuance costs	6,491	4,168
Amortization of offering costs	—	97
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(20,104)	(8,717)
(Increase) decrease in dividend income receivable	7,084	(9,413)
(Increase) decrease in investments funded in advance	—	—
(Increase) decrease in receivable for investments sold	(7,354)	—
(Increase) decrease in prepaid expenses and other assets	(83,619)	368
Increase (decrease) in management fee payable	1,789	2,448
Increase (decrease) in incentive fee payable	2,675	2,293
Increase (decrease) in payables to affiliates	1,932	(227)
Increase (decrease) in payable for investments purchased	—	(27,731)
Increase (decrease) in accrued expenses and other liabilities	29,005	3,890
Net cash used in operating activities	(1,107,364)	(824,101)
Cash Flows from Financing Activities
Borrowings on debt	3,408,911	1,624,482
Payments on debt	(2,952,500)	(1,200,497)
Debt issuance costs	(26,965)	(3,933)
Proceeds from issuance of common shares (net of change in subscriptions receivable)	868,726	499,453
Offering costs paid	—	(81)
Distributions paid	(120,428)	(54,583)
Net cash provided by financing activities	1,177,744	864,841
Net increase in cash	70,380	40,740
Cash, beginning of period	64,899	28,065
Cash, end of period	$135,279	$68,805
Supplemental and Non-Cash Information
Interest paid during the period	$109,643	$83,685
Distributions declared during the period	$151,832	$83,067
Reinvestment of distributions during the period	$16,678	$7,881
Distributions Payable	$49,910	$34,130
Taxes, including excise tax, paid during the period	$515	$—

Blue Owl Technology Finance Corp. II
Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Organization
Blue Owl Technology Finance Corp. II (the “Company”) is a Maryland corporation formed on October 5, 2021. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, technology-related, specifically software, companies based primarily in the United States. The Company originates and invests in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company intends to invest at least 80% of the value of its total assets in “technology-related” companies. The Company defines technology related companies as those that operate in the technology industry or sector, or those that are developing or offering goods to businesses and consumers which utilize scientific knowledge, include techniques, skills, methods, devices and processes to solve problems. The Company specifically focuses on software and enterprise software companies within the technology and technology-related universe of companies. The Company invests in a broad range of established and high growth technology companies with a focus on enterprise software companies that are capitalizing on the large and growing demand for enterprise software products and services. These companies use technology extensively to improve business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media.
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
Blue Owl Technology Credit Advisors II LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital, Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which focuses on direct lending. The Adviser is registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity stakes in and providing debt financing to institutional alternative asset managers, and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate credit. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
The Company conducts private offerings (each, a “Private Offering”) of its common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”). At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Until the earlier of the listing or quotation of our securities on a national securities exchange (an “Exchange Listing”) or the end of the Commitment Period (as defined below), investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. The initial closing of the Private Offering occurred on December 1, 2021 (the “Initial Closing”). The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing (December 1, 2028). If the Company has not consummated an Exchange Listing by the end of the Commitment Period, subject to extension of two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends, the majority of which is structured at initial underwriting. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event.
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
PIK Interest Income	$8,494	$6,042	$25,610	$14,144
PIK Interest Income as a % of Investment Income	5.6%	6.1%	6.1%	5.4%
PIK Dividend Income	$7,480	$5,446	$20,926	$23,741
PIK Dividend Income as a % of Investment Income	4.9%	5.5%	5.0%	9.0%
Total PIK Income	$15,974	$11,488	$46,536	$37,885
Total PIK Income as a % of Investment Income	10.5%	11.6%	11.1%	14.4%
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
Other Income
From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are generally paid at the closing of the investments, are generally non-

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but can include closing, work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies.
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
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280),” which requires specific disclosures related to the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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
For the three months ended September 30, 2024 and 2023, the Company incurred expenses of approximately $0.7 million and $0.7 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
For the nine months ended September 30, 2024 and 2023, the Company incurred expenses of approximately $2.2 million and $2.1 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
As of September 30, 2024 and 2023, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $2.8 million and $1.8 million, respectively.
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
For the three months ended September 30, 2024 and 2023, management fees were $15.0 million and $12.6 million, respectively.
For the nine months ended September 30, 2024 and 2023, management fees were $42.8 million and $35.5 million, respectively.
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
For the three months ended September 30, 2024 and 2023, performance based incentive fees based on net investment income were $7.9 million and $4.9 million, respectively.
For the nine months ended September 30, 2024 and 2023, performance based incentive fees based on net investment income were $21.9 million and $13.0 million, respectively.
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
For the three and nine months ended September 30, 2024, the Company reversed previously accrued performance based incentive fees based on capital gains of $(0.2) million and accrued $0.5 million related to unrealized capital gains, respectively. The

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
Company did not accrue performance based incentive fees based on capital gains for the three and nine months ended September 30, 2023.
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
The Company has made investments in non-controlled, affiliated companies, including Amergin AssetCo, Fifth Season Investments LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing”), and in a controlled, affiliated company, Blue Owl Credit SLF LLC (“Credit SLF”). For further description of Credit SLF, see “Note 4. Investments.”
Amergin

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2024, its commitment to Amergin AssetCo is $50.9 million, of which $32.6 million is equity and $18.3 million is debt. The Company’s investment in Amergin is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of September 30, 2024, its investment in Fifth Season was $79.2 million at fair value. The Company’s investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its interest in Fifth Season.
LSI Financing
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing. As of September 30, 2024, the Company’s investment in LSI Financing was $22.7 million at fair value. The Company’s investment in LSI Financing is a co-investment with the Company’s affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in LSI Financing.
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
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	September 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$4,318,083	$4,355,248	$3,047,941	$3,068,392
Second-lien senior secured debt investments	164,425	156,068	187,024	186,796
Unsecured debt investments	110,266	111,413	72,097	73,823
Preferred equity investments(2)	323,695	306,747	374,363	370,458
Common equity investments(3)	135,025	152,306	104,372	108,170
Joint ventures(4)	2,189	2,187	—	—
Total Investments	$5,053,683	$5,083,969	$3,785,797	$3,807,639
(1)Includes investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.
(4)Includes equity investment in Credit SLF.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	September 30, 2024	December 31, 2023
Aerospace & Defense	1.4%	1.9%
Application Software	15.9	15.8
Banks	1.7	2.2
Beverages	0.1	0.3
Building Products	0.2	0.3
Buildings & Real Estate	1.3	—
Capital Markets	0.4	0.3
Commercial Services & Supplies	0.7	0.5
Construction & Engineering	0.1	0.2
Consumer Finance	0.6	0.5
Diversified Consumer Services	2.2	0.3
Diversified Financial Services(1)	11.0	9.5
Diversified Support Services	0.6	0.7
Electrical Equipment	—	3.3
Entertainment	1.9	—
Equity Real Estate Investment Trusts (REITs)	0.1	—
Food & Staples Retailing	3.0	3.8
Health Care Equipment & Supplies	1.3	1.2
Health Care Technology	11.8	8.9
Health Care Providers & Services	4.9	5.4
Hotels, Restaurants & Leisure	0.6	—
Industrial Conglomerates	0.1	—
Insurance(2)	5.1	4.6
Internet & Direct Marketing Retail	0.9	—
IT Services	3.2	3.9
Joint Ventures(3)(5)	—	—
Life Sciences Tools & Services	1.4	1.8
Media	1.3	—
Multiline Retail	0.3	—
Pharmaceuticals(4)	2.0	1.5
Professional Services	4.2	3.9
Real Estate Management & Development	0.9	1.2
Systems Software	20.8	28.0
Total	100.0%	100.0%
(1)Includes investments in Amergin AssetCo.
(2)Includes investment in Fifth Season.
(3)Includes equity investment in Credit SLF.
(4)Includes equity investment in LSI Financing.
(5)As of September 30, 2024, our investment in Joint Ventures is insignificant.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below presents the geographic composition of investments based on fair value as of the following periods:

	September 30, 2024	December 31, 2023
United States:
Midwest	14.3%	11.4%
Northeast	18.2	20.0
South	26.4	25.8
West	27.3	31.4
Australia	0.2	0.3
Canada	4.3	4.4
Cayman Islands	—	0.4
Germany	0.2	0.2
Guernsey	1.1	1.4
Ireland	0.1	0.2
Israel	—	0.8
Norway	0.9	—
Spain	0.5	—
Sweden	0.6	—
Switzerland	0.2	0.3
United Kingdom	5.7	3.4
Total	100.0%	100.0%
Blue Owl Credit SLF LLC
On May 6, 2024 Credit SLF, a Delaware limited liability company, was formed as a joint venture between the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Capital Corporation III, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Company’s investment in Credit SLF is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that it received from the SEC. The Company does not consolidate its non-controlling interest in Credit SLF. Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company's valuation process.
As of September 30, 2024, the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic ownership interest
($ in thousands)
Blue Owl Capital Corporation	$24,500	42.8%
Blue Owl Capital Corporation II	500	0.9%
Blue Owl Capital Corporation III	6,250	10.9%
Blue Owl Credit Income Corp.	11,250	19.7%
Blue Owl Technology Finance Corp.	2,500	4.4%
Blue Owl Technology Finance Corp. II	2,500	4.4%
Blue Owl Technology Income Corp.	2,500	4.4%
State Teachers Retirement System of Ohio	7,143	12.5%
Total	$57,143	100.0%

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The table below sets forth Credit SLF’s consolidated financial data (unaudited) as of and for the following periods:

As of
($ in thousands)	September 30, 2024
Consolidated Balance Sheet Data
Cash	$16,174
Investments at fair value	$150,220
Total Assets	$166,462
Total Debt (net of unamortized debt issuance costs)	$31,326
Total Liabilities	$116,474
Total Credit SLF Members' Equity	$49,988

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
($ in thousands)	2024(1)	2024(1)
Consolidated Statement of Operations Data
Investment income	$556	$556
Net operating expenses	602	672
Net investment income (loss)	$(46)	$(116)
Total net realized and unrealized gain (loss)	104	104
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$58	$(12)
(1) Credit SLF commenced operations on May 6, 2024.
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage was 207% and 188%, respectively.
The tables below present debt obligations as of the following periods:

	September 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Subscription Credit Facility	$800,000	$535,000	$265,000	$843	$534,157
Revolving Credit Facility(2)	1,075,000	365,409	709,591	8,703	356,706
SPV Asset Facility I	925,000	312,500	307,996	12,119	300,381
SPV Asset Facility II	300,000	—	192,641	3,609	(3,609)
Athena CLO II	288,000	288,000	—	2,263	285,737
Athena CLO IV	240,000	240,000	—	2,600	237,400
2023A Notes	75,000	75,000	—	720	74,280
April 2029 Notes(3)	700,000	700,000	—	15,664	705,759
Total Debt	$4,403,000	$2,515,909	$1,475,228	$46,521	$2,490,811
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available	Unamortized Debt Issuance Costs	Net Carrying Value(1)
Subscription Credit Facility	$800,000	$800,000	$—	$2,546	$797,454
Revolving Credit Facility	825,000	288,355	536,645	9,275	279,080
SPV Asset Facility I	625,000	330,000	84,826	8,613	321,387
SPV Asset Facility II	300,000	270,000	11,505	2,353	267,647
Athena CLO II	288,000	288,000	—	2,404	285,596
2023A Notes	75,000	75,000	—	856	74,144
Total Debt	$2,913,000	$2,051,355	$632,976	$26,047	$2,025,308
The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$54,073	$32,715	$141,653	$86,733
Amortization of debt issuance costs	2,584	1,457	6,491	4,168
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(2,053)	—	(1,766)	—
Total Interest Expense	$54,604	$34,172	$146,378	$90,901
Average interest rate	7.7%	7.8%	7.9%	7.4%
Average daily borrowings	$2,638,769	$1,646,915	$2,327,802	$1,543,034
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
SPV Asset Facility II
On November 8, 2022 (the “SPV Asset Facility II Closing Date”), Athena Funding II LLC (“Athena Funding II”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Loan and Management Agreement (the “SPV Asset Facility II”), with Athena Funding II LLC, as borrower, the Company, as collateral manager and transferor, MUFG Bank, Ltd. (“MUFG”), as administrative agent, State Street Bank and Trust Company, as collateral agent and collateral administrator, Alter Domus (US) LLC as custodian, the lenders from time to time parties thereto (the “SPV Asset Facility II Lender”) and the group agents from time to time parties thereto. On August 20, 2024, the parties to the SPV Asset Facility II entered into an amendment, including to extend the availability period and maturity date, change the interest rate, replace Alter Domus as custodian with State Street Bank and Trust Company and make various other changes. The following describes the terms of SPV Asset Facility II amended through August 20, 2024.

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

The SPV Asset Facility II provides for the ability to draw and redraw revolving loans under the SPV Asset Facility II until October 27, 2026 (the “SPV Asset Facility II Reinvestment Period”) unless the SPV Asset Facility II Reinvestment Period is terminated sooner as provided in the Secured Credit Facility. Unless otherwise terminated, the SPV Asset Facility II will mature three years after the last day of the SPV Asset Facility II Reinvestment Period (the “SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by Athena Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, Athena Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding II.
Amounts drawn bear interest at a cost of funds rate as determined by MUFG periodically (or Term SOFR under certain circumstances) plus an applicable margin of 2.63% during the SPV Asset Facility II Reinvestment Period and 3.03% after the end of the SPV Asset Facility II Reinvestment Period. During the SPV Asset Facility II Reinvestment Period, there is an unused fee of 0.50% on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain maintenance covenants and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of Athena Funding II and on any payments received by Athena Funding II in respect of those assets. Assets pledged to the SPV Asset Facility II Lender will not be available to pay the debts of the Company.
Borrowings of Athena Funding II are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
Debt Securitization Transactions
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
As part of the Athena CLO II Transaction, the Company entered into a loan sale agreement with the Athena CLO II Issuer dated as of the Athena CLO II Closing Date, which provided for the contribution of approximately $83.9 million funded par amount of middle-market loans from the Company to the Athena CLO II Issuer on the Athena CLO II Closing Date and for future sales from the Company to the Athena CLO II Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Athena CLO II Debt. The remainder of the initial portfolio assets securing the Athena CLO II Debt consisted of approximately $380.6 million funded par amount of middle-market loans purchased by the Athena CLO II Issuer from Athena Funding I LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the Athena CLO II Closing Date between the Athena CLO II Issuer and Athena Funding I LLC. No gain or loss was recognized as a result of these sales and contributions. The Company and Athena Funding I each made customary representations, warranties, and covenants to the Athena CLO II Issuer under the applicable loan sale agreement.
Through January 20, 2028, a portion of the proceeds received by the Athena CLO II Issuer from the loans securing the Athena CLO II Secured Notes may be used by the Athena CLO II Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the Athena CLO II Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.
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
The Adviser will serve as collateral manager for the Athena CLO II Issuer under a collateral management agreement dated as of the Athena CLO II Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the Athena CLO II Issuer’s equity or notes owned by the Company.
Athena CLO IV
On August 15, 2024 (the “Athena CLO IV Closing Date”), the Company completed a $399.7 million term debt securitization transaction (the “Athena CLO IV Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by the Company. The secured notes and preferred shares issued in the Athena CLO IV Transaction were issued by the Company’s consolidated subsidiary Athena CLO IV, LLC, a limited liability organized under the laws of the State of Delaware (the “Athena CLO IV Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the Issuer.
The Athena CLO IV Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Athena CLO IV Closing Date (the “Athena CLO IV Indenture”), by and among the Athena CLO IV Issuer and State Street Bank and Trust Company: (i) $208 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.00%, (ii) $7.0 million of AA(sf) Class B-1 Notes, which bear interest at three-month term SOFR plus 2.50%, (iii) $13.0 million of AA(sf) Class B-2 Notes, which bear interest at 6.254% and (iv) $12 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 2.64% (together, the “Athena CLO IV Secured Notes”). The Athena CLO IV Secured Notes are secured by middle-market loans, participation interests in middle-market loans and other assets of the Athena CLO

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
IV Issuer. The Athena CLO IV Secured Notes are scheduled to mature on the Payment Date (as defined in the Athena CLO IV Indenture) in July 2037. The Athena CLO IV Secured Notes were privately placed by MUFG Securities Americas Inc. as Initial Purchaser with respect to the Athena CLO IV Secured Notes and NatWest Markets Securities Inc. as Co-Placement Agent solely with respect to the Athena CLO IV Class A Secured Notes.
Concurrently with the issuance of the Athena CLO IV Secured Notes, the Athena CLO IV Issuer issued approximately $159.7 million of subordinated securities in the form of 159,700 preferred shares at an issue price of U.S. $1,000 per share (the “Athena CLO IV Preferred Shares”). The Athena CLO IV Preferred Shares were issued by the Athena CLO IV Issuer as part of its issued share capital and are not secured by the collateral securing the Athena CLO IV Secured Notes. The Company purchased all of the Athena CLO IV Preferred Shares. The Company acts as retention holder in connection with the Athena CLO IV Transaction for the purposes of satisfying certain U.S., European Union and UK regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the Athena CLO IV Preferred Shares.
As part of the Athena CLO IV Transaction, the Company entered into a loan sale agreement with the Athena CLO IV Issuer dated as of the Athena CLO IV Closing Date, which provided for the contribution of approximately $215.530 million funded par amount of middle-market loans from the Company to the Athena CLO IV Issuer on the Athena CLO IV Closing Date and for future sales from the Company to the Athena CLO IV Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Notes. The remainder of the initial portfolio assets securing the Athena CLO IV Secured Notes consisted of approximately $182.379 million funded par amount of middle-market loans purchased by the Athena CLO IV Issuer from Athena Funding II LLC, a wholly-owned subsidiary of the Company, under an additional loan sale agreement executed on the Athena CLO IV Closing Date between the Athena CLO IV Issuer and Athena Funding II LLC. No gain or loss was recognized as a result of these sales and contributions. The Company and Athena Funding II each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.
Through through the Payment Date in July 2029, a portion of the proceeds received by the Athena CLO IV Issuer from the loans securing the Athena CLO IV Secured Notes may be used by the Athena CLO IV Issuer to purchase additional middle-market loans under the direction the Adviser, the Company’s investment advisor, in its capacity as collateral manager for the Athena CLO IV Issuer and in accordance with the Company’s investing strategy and ability to originate eligible middle-market loans.

The Athena CLO IV Secured Notes are the secured obligation of the Athena CLO IV Issuer, and the Athena CLO IV Indenture includes customary covenants and events of default. The Athena CLO IV Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.
The Adviser will serve as collateral manager for the Athena CLO IV Issuer under a collateral management agreement dated as of the Athena CLO IV Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the Athena CLO IV Issuer’s equity or notes owned by the Company.
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
In connection with the issuance of the 2029 Notes, on April 4, 2024 the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $700.0 million. The Company will receive fixed rate interest at 6.750% and pay variable rate interest based on SOFR plus 2.565%. The interest rate swap matures on March 4, 2029. For the three and nine months ended September 30, 2024, the Company did not make a periodic payment. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024, the interest rate swap had a fair value of $23.2 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 6. Fair Value of Financial Instruments
Investments
The tables below present the fair value hierarchy of financial instruments as of the following periods:

	Fair Value Hierarchy as of September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash	$135,279	$—	$—	$135,279
Investments:
First-lien senior secured debt investments(1)	$—	$285,109	$4,070,139	$4,355,248
Second-lien senior secured debt investments	—	66,493	89,575	156,068
Unsecured debt investments	—	—	111,413	111,413
Preferred equity investments(2)	—	—	306,747	306,747
Common equity investments(3)	—	—	152,306	152,306
Subtotal	$—	$351,602	$4,730,180	$5,081,782
Investments measured at Net Asset Value(4)	$—	$—	$—	$2,187
Total Investments at fair value	$—	$351,602	$4,730,180	$5,083,969
Derivatives:
Interest rate swaps	$—	$23,189	$—	$23,189
(1)Includes investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.
(4)Includes equity investment in Credit SLF, which is measured at fair value using the net asset value per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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
(3)Includes equity investments in Amergin AssetCo and Fifth Season.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

	As of and for the Three Months Ended September 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$3,531,513	$158,804	$106,884	$379,430	$142,366	$4,318,997
Purchases of investments, net	524,984	—	3	13,508	7,978	546,473
Payment-in-kind	3,496	—	2,187	12,184	—	17,867
Proceeds from investments, net	(5,122)	(17,646)	—	(100,161)	(3,216)	(126,145)
Net change in unrealized gain (loss)	7,322	(248)	2,334	(5,284)	5,178	9,302
Net realized gains (losses)	2	—	—	4,770	—	4,772
Net amortization/accretion of premium/discount on investments	5,261	210	5	2,300	—	7,776
Transfers into (out of) Level 3(1)	2,683	(51,545)	—	—	—	(48,862)
Fair value, end of period	$4,070,139	$89,575	$111,413	$306,747	$152,306	$4,730,180
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the three months ended September 30, 2024, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

	As of and for the Nine Months Ended September 30, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,898,716	$186,796	$53,368	$370,458	$108,170	$3,617,508
Purchases of investments, net	1,319,221	—	51,891	20,386	40,126	1,431,624
Payment-in-kind	15,235	—	5,450	23,781	—	44,466
Proceeds from investments, net	(192,787)	(17,648)	—	(102,190)	(9,473)	(322,098)
Net change in unrealized gain (loss)	15,311	(2,861)	698	(13,042)	13,483	13,589
Net realized gains (losses)	2	—	—	4,770	—	4,772
Net amortization/accretion of premium/discount on investments	19,391	274	6	2,584	—	22,255
Transfers into (out of) Level 3(1)	(4,950)	(76,986)	—	—	—	(81,936)
Fair value, end of period	$4,070,139	$89,575	$111,413	$306,747	$152,306	$4,730,180
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the nine months ended September 30, 2024, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Nine Months Ended September 30, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,758,458	$184,788	$45,124	$337,069	$71,541	$2,396,980
Purchases of investments, net	895,464	—	—	19,664	21,315	936,443
Payment-in-kind	11,315	—	3,492	19,246	—	34,053
Proceeds from investments, net	(57,070)	—	—	(22,190)	—	(79,260)
Net change in unrealized gain (loss)	13,742	1,393	(428)	(14,000)	1,281	1,988
Net realized gains (losses)	(2)	—	—	968	—	966
Net amortization of discount on investments	3,658	442	14	955	—	5,069
Transfers into (out of) Level 3(1)	(103,011)	—	—	—	—	(103,011)
Fair value, end of period	$2,522,554	$186,623	$48,202	$341,712	$94,137	$3,193,228
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
The following tables present information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

($ in thousands)	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2024 on Investments Held at September 30, 2024	Net change in unrealized gain (loss) for the Three Months Ended September 30, 2023 on Investments Held at September 30, 2023
First-lien senior secured debt investments	$13,085	$4,191
Second-lien senior secured debt investments	(72)	2,545
Unsecured debt investments	2,334	(1,448)
Preferred equity investments	1,684	(2,800)
Common equity investments	3,570	888
Total Investments	$20,601	$3,376

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

($ in thousands)	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2024 on Investments Held at September 30, 2024	Net change in unrealized gain (loss) for the Nine Months Ended September 30, 2023 on Investments Held at September 30, 2023
First-lien senior secured debt investments	$26,109	$14,293
Second-lien senior secured debt investments	(2,685)	1,393
Unsecured debt investments	698	(428)
Preferred equity investments	(3,595)	(14,000)
Common equity investments	11,875	1,281
Total Investments	$32,402	$2,539
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

September 30, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$356,498	Recent Transaction	Transaction Price	98.0% - 100.0% (99.0%)	Increase
	3,713,641	Yield Analysis	Market Yield	6.6% - 16.8% (10.1%)	Decrease
Second-lien senior secured debt investments	$89,575	Yield Analysis	Market Yield	15.7% - 15.9% (15.8%)	Decrease
Unsecured debt investments	$3,029	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	108,384	Yield Analysis	Market Yield	9.1% - 14.4% (10.6%)	Decrease
Preferred equity investments	$22,098	Recent Transaction	Transaction Price	81.4% - 100.0% (93.2%)	Increase
	223,692	Yield Analysis	Market Yield	10.2% - 21.5% (15.1%)	Decrease
	6,878	Market Approach	EBITDA Multiple	8.4x - 8.4x (8.4x)	Increase
	54,079	Market Approach	Revenue Multiple	8.0x - 21.0x (12.0x)	Increase
Common equity investments	24,611	Market Approach	EBITDA Multiple	8.2x - 30.5x (11.5x)	Increase
	79,219	Market Approach	AUM Multiple	1.1x - 1.1x (1.1x)	Increase
	10,882	Market Approach	N/A	N/A	N/A
	1,608	Discounted Cash Flow Analysis	Discount Rate	30.0% - 30.0% (30.0%)	Decrease
	147	Option Pricing Model	Volatility	70.0% - 70.0% (70.0%)	Increase
	35,839	Market Approach	Revenue Multiple	6.3x - 13.5x (10.1x)	Increase

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$423,672	Recent Transaction	Transaction Price	97.0% - 99.3% (98.6%)	Increase
	2,475,044	Yield Analysis	Market Yield	8.2% - 17.1% (12.0%)	Decrease
Second-lien senior secured debt investments	$186,796	Yield Analysis	Market Yield	11.4% - 17.7% (15.3%)	Decrease
Unsecured debt investments	$1,700	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	51,668	Yield Analysis	Market Yield	10.6% - 10.6% (10.6%)	Decrease
Preferred equity investments	$109,877	Recent Transaction	Transaction Price	98.0% - 107.5% (106.9%)	Increase
	199,839	Yield Analysis	Market Yield	10.4% - 20.0% (15.2%)	Decrease
	60,742	Market Approach	Revenue Multiple	8.5x - 21.5x (14.6x)	Increase
Common equity investments	$58,201	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	17,724	Market Approach	EBITDA Multiple	9.1x - 34.5x (12.5x)	Increase
	32,245	Market Approach	Revenue Multiple	6.3x - 14.7x (11.2x)	Increase
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	September 30, 2024			December 31, 2023
($ in thousands)	Net Carrying Value	Unamortized Debt Issuance Costs	Fair Value	Net Carrying Value	Unamortized Debt Issuance Costs	Fair Value
Subscription Credit Facility	$534,157	$843	$534,157	$797,454	$2,546	$797,454
Revolving Credit Facility	356,706	8,703	356,706	279,080	9,275	279,080
SPV Asset Facility I	300,381	12,119	300,381	321,387	8,613	321,387
SPV Asset Facility II	(3,609)	3,609	(3,609)	267,647	2,353	267,647
Athena CLO II	285,737	2,263	285,737	285,596	2,404	285,596
Athena CLO IV	237,400	2,600	237,400	—	—	—
2023A Notes	74,280	720	75,000	74,144	856	75,188
April 2029 Notes	705,759	15,664	703,500	—	—	—
Total Debt	$2,490,811	$46,521	$2,489,272	$2,025,308	$26,047	$2,026,352

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	September 30, 2024	December 31, 2023
Level 1	$—	$—
Level 2	703,500	—
Level 3	1,785,772	2,026,352
Total Debt	$2,489,272	$2,026,352
Financial Instruments Not Carried at Fair Value
As of September 30, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents the outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	September 30, 2024	December 31, 2023
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$13,614	$1,699
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	9,152	246
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	3,011	2,408
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-draw term loan	31,662	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-currency revolving loan	13,127	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	5,509	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	3,443	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6,395	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6,480	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	762

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2024	December 31, 2023
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273	2,273
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	3,820
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	3,112	—
Anaplan, Inc.	First lien senior secured revolving loan	9,421	9,421
Appfire Technologies, LLC	First lien senior secured revolving loan	816	630
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	3,275	5,293
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	1,344	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	372	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	273	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	904	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	2,347	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	4,552	—
Associations, Inc.	First lien senior secured delayed draw term loan	3,804	—
Associations, Inc.	First lien senior secured revolving loan	3,048	—
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	—	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	—	21,969
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured NOK term loan	—	22,990
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured EUR revolving loan	—	2,441
Avalara, Inc.	First lien senior secured revolving loan	10,455	10,455
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	12,825	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	5,700	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	1,594	2,866
Bamboo US BidCo LLC	First lien senior secured revolving loan	4,103	4,103
BTRS HOLDINGS INC. (dba Billtrust)	First lien senior secured delayed draw term loan	691	2,715
BTRS HOLDINGS INC. (dba Billtrust)	First lien senior secured revolving loan	4,197	5,037
Certinia, Inc.	First lien senior secured revolving loan	5,882	5,882
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	3,986	7,429
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	—	750
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	9,196	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	6,316	3,789
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	3,789	3,789
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	7,572	7,572
Coupa Holdings, LLC	First lien senior secured revolving loan	5,798	5,798
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	3,806	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	2,239	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11,959	11,959
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	3,372	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8,429	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3,732	3,732
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	802	642
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	4,773	—
Entrata, Inc.	First lien senior secured revolving loan	5,128	5,128
Finastra USA, Inc.	First lien senior secured revolving loan	4,588	6,284

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2024	December 31, 2023
Forescout Technologies, Inc.	First lien senior secured revolving loan	176	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	—	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	166	2,324
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	113	1,481
Fullsteam Operations, LLC	First lien senior secured revolving loan	593	593
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	5,926	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,481	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	144	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	956	—
Granicus, Inc.	First lien senior secured revolving loan	274	—
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	5,806	5,806
Hyland Software, Inc.	First lien senior secured revolving loan	3,101	3,101
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,739	—
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	—	3,127
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,482	2,382
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	9,866	9,866
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	4,510	7,047
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	181	1,293
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	603	603
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	10,604
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	2,636
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	6,105	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,872	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,553	1,309
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	1,905	—
JS PARENT, INC. (dba Jama Software)	First lien senior secured revolving loan	1,324	—
Juniper Square, Inc.	First lien senior secured revolving loan	2,250	2,250
Juniper Square, Inc.	First lien senior secured delayed draw term loan	10,515	—
Kaseya Inc.	First lien senior secured delayed draw term loan	3,515	4,437
Kaseya Inc.	First lien senior secured revolving loan	3,544	3,544
Kaseya Inc.	First lien senior secured delayed draw term loan	—	—
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	2,570	2,056
Litera Bidco LLC	First lien senior secured delayed draw term loan	5,255	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	4,129	—
Litera Bidco LLC	First lien senior secured revolving loan	2,350	—
LSI Financing 1 DAC	Preferred Equity	25,197	—
LSI Financing 1 DAC	Series 5 Notes	275	—
ManTech International Corporation	First lien senior secured delayed draw term loan	10,304	10,304
ManTech International Corporation	First lien senior secured revolving loan	8,600	8,600
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	12,075	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	7,428	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	5,742	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	8,613	—
Natural Partners, LLC	First lien senior secured revolving loan	681	681
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	882	882
OneOncology, LLC	First lien senior secured delayed draw term loan	—	2,976

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued

Portfolio Company	Investment	September 30, 2024	December 31, 2023
OneOncology, LLC	First lien senior secured revolving loan	1,587	1,587
OneOncology, LLC	First lien senior secured delayed draw term loan	2,044	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	13,352	13,352
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	954
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	3,057	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,345	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	2,872	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	5,120
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	5,373
Phantom Purchaser, Inc.	First lien senior secured revolving loan	1,140	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	9,416	9,091
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5,248	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	6,888	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	2,386	—
Relativity ODA LLC	First lien senior secured revolving loan	3,854	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	12,670	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	11,090	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	1,171	5,876
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	13,075	13,075
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	7,734	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	7,734	—
Securonix, Inc.	First lien senior secured revolving loan	3,479	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	2,322	2,445
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	1,287	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	292	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	22,909	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	17,818	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	—	1,886
Smarsh Inc.	First lien senior secured delayed draw term loan	3,238	3,238
Smarsh Inc.	First lien senior secured revolving loan	259	259
Talon MidCo 2 Limited	First lien senior secured revolving loan	1,369	1,369
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	—	145
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	2,842	1,071
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	1,000	1,000
Zendesk, Inc.	First lien senior secured delayed draw term loan	22,915	22,915
Zendesk, Inc.	First lien senior secured revolving loan	9,435	9,435
Total Unfunded Portfolio Company Commitments		$632,661	$353,034
The Company maintains sufficient borrowing capacity along with undrawn Capital Commitments to cover outstanding unfunded portfolio company commitments that the Company may be required to fund.
Investor Commitments
As of September 30, 2024, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $1.6 billion undrawn), of which $54.1 million is from entities affiliated with or related to the Adviser (approximately $2.7 million undrawn). As of December 31, 2023, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $2.4 billion undrawn), of which $54.0 million is from entities affiliated with or related to the Adviser (approximately $13.8 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, management was not aware of any pending or threatened litigation.

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
The Company delivered capital call notices to investors during the following periods:

	For the Nine Months Ended September 30, 2024
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
February 29, 2024	March 13, 2024	16,123,863	$249,991
June 5, 2024	June 18, 2024	18,843,766	299,993
September 13, 2024	September 26, 2024	20,287,142	325,000
Total		55,254,771	$874,984

	For the Nine Months Ended September 30, 2023
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
April 25, 2023	May 8, 2023	20,039,586	$299,992
September 13, 2023	September 26, 2023	13,123,039	199,995
Total		33,162,625	$499,987
Distributions
The table below reflects the distributions declared on shares of the Company’s common stock during the following periods:

	For the Nine Months Ended September 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2024	March 29, 2024	May 15, 2024	$0.33
May 7, 2024	June 28, 2024	August 15, 2024	$0.38
August 6, 2024	September 30, 2024	November 15, 2024	$0.29

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	May 15, 2023	$0.27
May 9, 2023	June 30, 2023	August 15, 2023	$0.24
August 8, 2023	September 29, 2023	November 15, 2023	$0.29
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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following period:

	For the Nine Months Ended September 30, 2024
Date Declared	Record Date	Payment Date	Shares
November 7, 2023	December 29, 2023	January 31, 2024	282,231
February 21, 2024	March 29, 2024	May 15, 2024	343,042
May 7, 2024	June 28, 2024	August 15, 2024	455,375

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 30, 2022	January 31, 2023	121,031
February 21, 2023	March 31, 2023	May 15, 2023	199,060
May 9, 2023	June 30, 2023	August 15, 2023	216,221
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings (loss) per common share for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands, except per share amounts)	2024	2023	2024	2023
Increase (decrease) in net assets resulting from operations	$69,681	$52,484	$201,501	$129,240
Weighted average shares of common stock outstanding—basic and diluted	155,552,828	105,839,749	138,598,295	95,860,190
Earnings (loss) per common share-basic and diluted	$0.45	$0.50	$1.45	$1.35
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
For the three months ended September 30, 2024 and 2023, the Company recorded U.S. federal excise tax expense of $1,111 thousand and $123 thousand, respectively.
For the nine months ended September 30, 2024 and 2023, the Company recorded U.S. federal excise tax expense of $1,840 thousand and $367 thousand, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2024 we recorded U.S. federal and state income tax expense/(benefit) of $(1) thousand and $(4) thousand respectively, for taxable subsidiaries. For the three and nine months ended September 30, 2023, the Company recorded U.S. federal and state income tax expense/(benefit) of $(1) thousand and $(3) thousand, respectively.
The Company recorded a net deferred tax liability of $196 thousand as of September 30, 2024, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. The Company recorded a net deferred tax asset of $4 thousand for taxable subsidiaries as of December 31, 2023.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements (Unaudited) - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	For the Nine Months Ended September 30,
($ in thousands, except share and per share amounts)	2024	2023
Per share data:
Net asset value, beginning of period	$15.32	$14.47
Net investment income (loss)(1)	1.41	1.22
Net realized and unrealized gain (loss)(1)	0.04	0.13
Total from operations	1.45	1.35
Issuance of common stock(2)	—	0.01
Distributions declared from net investment income	(1.00)	(0.80)
Total increase (decrease) in net assets	0.45	0.56
Net asset value, end of period	$15.77	$15.03
Shares outstanding, end of period	174,960,148	118,355,643
Total Return(3)	9.5%	9.4%
Ratios / Supplemental Data
Ratio of total expenses to average net assets	13.0%	13.5%
Ratio of net investment income to average net assets	11.5%	10.8%
Net assets, end of period	$2,758,910	$1,778,624
Weighted-average shares outstanding	138,598,295	95,860,190
Total capital commitments, end of period	$4,148,981	$4,120,907
Ratio of total contributed capital to total committed capital, end of period	62.5%	41.7%
Portfolio turnover rate	27.6%	2.6%
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
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events to disclose except for the following:
Dividend
On November 5, 2024, the Board declared a distribution of 90% of estimated fourth quarter investment company taxable income, if any, for shareholders of record on December 31, 2024, payable on or before January 31, 2025.
Subscription Credit Facility Maximum Principal Reduction
On October 2, 2024, the Company reduced the maximum principal amount of the Subscription Credit Facility from $800.0 million to $650.0 million.
Revolving Credit Facility Commitment Increase
On October 15, 2024, the commitment amount under the Revolving Credit Facility increased from $1.00 billion to $1.05 billion, after which the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $1.13 billion.

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
We conduct private offerings (each, a “Private Offering”) of our common shares to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended. At the closing of each Private Offering, each investor makes a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of the listing of our common stock on a national securities exchange (an “Exchange Listing”) and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. The initial closing of the Private Offering occurred on December 1, 2021 (the “Initial Closing”). As of September 30, 2024, we had $4.1 billion in total Capital Commitments from investors, of which $54.1 million is from entities affiliated with or related to our Adviser. The “Commitment Period” will continue until the earlier of the (i) five year anniversary of the Final Closing and (ii) the seven year anniversary of the Initial Closing. If we have not consummated an Exchange Listing by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940, as amended (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
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
Blue Owl consists of three investment platforms: (1) Credit, which focuses on direct lending, (2) GP Strategic Capital, which focuses on acquiring equity positions in and providing debt financing to institutional alternative asset managers and (3) Real Estate, which focuses on triple net lease real estate strategies and real estate credit. Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OCA, OTCA, OPFA, and ODCA, the “Blue Owl Credit Advisers”), which also are investment advisers. As of September 30, 2024, the Adviser and its affiliates had $95.1 billion of assets under management across Blue Owl Credit’s platform.
The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team is also led by Douglas I. Ostrover,

Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s Credit platform has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani and Jon ten Oever. We consider the individuals on the Technology Lending Investment Committee to be our portfolio managers.The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
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
Our Investment Framework
We are a Maryland corporation organized primarily to originate and make debt and equity investments in technology-related companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, broadly syndicated loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through September 30, 2024, the Blue Owl Credit Advisers have originated $118.2 billion aggregate principal amount of investments across multiple industries, of which $114.3 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
We invest at least 80% of the value of our total assets in "technology-related" companies. We define technology related companies as those that operate in the technology industry or sector, or those that are developing or offering goods to businesses and consumers which utilize scientific knowledge, include techniques, skills, methods, devices and processes to solve problems. We specifically focus on software and enterprise software companies within the technology and technology-related universe of companies. We invest in a broad range of established and high growth technology-related companies with a focus on enterprise software companies that are capitalizing on the large and growing demand for enterprise software products and services. These companies use technology extensively to improve business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media.
We leverage Blue Owl’s relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $50 million and that are backed by venture capital firms or private equity firms that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target investments typically will range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, with a lesser allocation to equity related opportunities. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and we anticipate that our average investment size will be 1-2% of our entire portfolio with no investment size greater than 5%; however, from time to time certain of our investments may comprise greater than 5% of our portfolio.
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
We target portfolio companies where we can structure larger transactions. As of September 30, 2024, our average investment size in each of our portfolio companies was approximately $41.7 million based on fair value. As of September 30, 2024, investments we classify as traditional financing, excluding the investment in Blue Owl Credit SLF LLC (“Credit SLF”) and certain investments that fall outside our typical borrower profile, represented 89.2% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $900 million, weighted average annual EBITDA of $256 million and a weighted average enterprise value of $4.9 billion. As of September 30, 2024, investments we classify as growth capital represented 9.1% of our total portfolio based on fair value and these portfolio companies had a weighted average enterprise value of $9.5 billion.
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
We focus primarily on originating and making debt and equity investments in technology-related (specifically software) companies based primarily in the United States.
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
Limited Availability of Capital for Technology, Specifically Enterprise Software, Companies. We believe that technology companies have limited access to capital, driven by a lack of dedicated pools of capital focused on technology companies and a reduction in activity from commercial and investment banks as a result of regulatory and structural factors, industry consolidation and general risk aversion. Traditional lenders, such as commercial and investment banks, generally do not have flexible product offerings that meet the needs of technology-related companies. In recent years, many commercial and investment banks have focused their efforts and resources on lending to large corporate clients and managing capital markets transactions rather than lending to technology-related companies. In addition, these lenders may be constrained in their ability to underwrite and hold loans and high yield securities, as well as their ability to provide equity financing, as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of scaled market participants that are willing to provide and hold meaningful amounts of a customized financing solution for technology companies. As a result, we believe our focus on technology-related companies and our ability to invest across the capital structure, coupled with a limited supply of capital providers, presents an attractive opportunity to invest in technology companies.
Capital Markets Have Been Unable to Fill the Void Left by Banks. Access to the underwritten bond and syndicated loan markets is challenging for many technology companies due to loan size and liquidity. For example, high yield bonds are generally purchased by institutional investors such as mutual funds and exchange traded funds (“ETFs”) who, among other things, are highly focused on the liquidity characteristics of the bond being issued in order to fund investor redemptions and/or comply with regulatory requirements. Accordingly, the existence of an active secondary market for bonds is an important consideration in these entities’ initial investment decision. Syndicated loans arranged through a bank are done either on a “best efforts” basis or are underwritten with terms plus provisions that permit the underwriters to change certain terms, including pricing, structure, yield and tenor, otherwise known as “flex”, to successfully syndicate the loan, in the event the terms initially marketed are insufficiently attractive to investors. Loans provided by companies such as ours provide certainty to issuers in that we can commit to a given amount of debt on specific terms, at stated coupons and with agreed upon fees. As we are the ultimate holder of the loans, we do not require market “flex” or other arrangements that banks may require when acting on an agency basis. In addition, our Adviser has teams focused on both liquid credit and private credit and these teams are able to collaborate with respect to syndicated loans.
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
Compelling Business Models. We believe that the products and services that technology companies with a focus on enterprise software provide often have high switching costs and are fundamental to the operations and success of their customers. We generally invest in dominant or growing players in niche markets that are selling products to established customer bases. As a result, technology companies with a focus on enterprise software have attributes that make them compelling investments, including strong customer retention rates, and highly recurring and predictable revenue. Further, technology companies with a focus on enterprise software are typically highly capital efficient, with limited capital expenditures and high free cash flow conversion. In addition, the replicable nature of technology products, specifically enterprise software, creates substantial operating leverage which typically results in strong profitability.
We believe that enterprise software businesses make compelling investments because they are inherently diversified into a variety of sectors due to end market applications and have been one of the more defensive sectors throughout economic cycles.
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
We believe that opportunities in the equity of technology companies are significant because of the potential to generate meaningful capital appreciation by participating in the growth in the portfolio company and the demand for its products and services. Moreover, we believe that the high-growth profile of a technology company will generally make it a more attractive candidate for a liquidity event than a company in a non-high growth industry. We believe the technology investment lending environment provides opportunities for us to meet our goal of making investments that generate an attractive total return based on a combination of the foregoing factors.

Portfolio and Investment Activity
As of September 30, 2024, based on fair value, our portfolio consisted of 85.7% first lien senior secured debt investments (of which 57% we consider to be unitranche debt investments (including “last out” portions of such loans), 3.1% second lien senior secured debt investments, 2.2% unsecured debt investments, 6.0% preferred equity investments, and 3.0% common equity investments.
As of September 30, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 10.9% and 11.0%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 11.2% and 11.3%, respectively.
As of September 30, 2024, we had investments in 122 portfolio companies with an aggregate fair value of $5.1 billion. As of September 30, 2024, we had net leverage of 0.87x debt-to-equity.
In the current lending environment, public loan markets have remained active while merger and acquisition activity remains below historical levels; however, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations. In addition, a large portion of our originations across the platform this quarter were deployed into existing borrowers as part of add-on transactions.
The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets, and on additional financings to our existing borrowers. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers that we classify as traditional financing, which exclude certain investments that fall outside of our typical borrower profile, have a weighted average EBITDA of $256 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection.
Many of the companies in which we invest are continuing to see modest growth in both revenues and EBITDA. However, in the event of further geopolitical, economic and financial market instability, in the U.S. and elsewhere, it is possible that the results of some of the middle-market companies similar to those in which we invest could be challenged. While we are not seeing signs of an overall, broad deterioration in our results or those of our portfolio companies at this time, there can be no assurance that the performance of certain of our portfolio companies will not be negatively impacted by economic conditions, which could have a negative impact on our future results.
We also continue to invest in Credit SLF and specialty financing portfolio companies, including Fifth Season Investments LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing”), and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and in the future may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. See “Specialty Financing Portfolio Companies.” These companies may use our capital to support acquisitions which could lead to increased dividend income across well-diversified underlying portfolios.

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	Three Months Ended September 30,
($ in thousands)	2024	2023
New investment commitments
Gross originations	$714,292	$468,382
Less: Sell downs	—	(9,972)
Total new investment commitments	$714,292	$458,410
Principal amount of investments funded:
First-lien senior secured debt investments	$737,107	$397,021
Second-lien senior secured debt investments	—	—
Unsecured debt investments	—	—
Preferred equity investments	9,432	—
Common equity investments	3,813	3,435
Joint ventures	2,188	—
Total principal amount of investments funded	$752,540	$400,456
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(233,645)	$(32,565)
Second-lien senior secured debt investments	(17,647)	—
Unsecured debt investments	—	—
Preferred equity investments	(83,885)	(19,640)
Common equity investments	—	—
Joint ventures	—	—
Total principal amount of investments sold or repaid	$(335,177)	$(52,205)
Number of new investment commitments in new portfolio companies(1)	16	9
Average new investment commitment amount	$24,428	$37,083
Weighted average term for new debt investment commitments (in years)	6.3	6.3
Percentage of new debt investment commitments at floating rates	100.0%	98.0%
Percentage of new debt investment commitments at fixed rates	—%	2.0%
Weighted average interest rate of new debt investment commitments(2)	9.5%	11.9%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.0%	6.5%

(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.59% and 5.40% as of September 30, 2024 and 2023, respectively.
The table below presents our investments as of the following periods:

	September 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(2)	$4,318,083	$4,355,248	$3,047,941	$3,068,392
Second-lien senior secured debt investments	164,425	156,068	187,024	186,796
Unsecured debt investments	110,266	111,413	72,097	73,823
Preferred equity investments(3)	323,695	306,747	374,363	370,458
Common equity investments(4)	135,025	152,306	104,372	108,170
Joint ventures(5)	2,189	2,187	—	—
Total Investments	$5,053,683	$5,083,969	$3,785,797	$3,807,639
(1)57% and 41% of which we consider unitranche loans as of September 30, 2024 and December 31, 2023, respectively.
(2)Includes investment in Amergin AssetCo.
(3)Includes equity investment in LSI Financing.
(4)Includes equity investments in Amergin AssetCo and Fifth Season.
(5)Includes equity investment in Credit SLF.

We use GICS for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	September 30, 2024	December 31, 2023
Aerospace & Defense	1.4%	1.9%
Application Software	15.9	15.8
Banks	1.7	2.2
Beverages	0.1	0.3
Building Products	0.2	0.3
Buildings & Real Estate	1.3	—
Capital Markets	0.4	0.3
Commercial Services & Supplies	0.7	0.5
Construction & Engineering	0.1	0.2
Consumer Finance	0.6	0.5
Diversified Consumer Services	2.2	0.3
Diversified Financial Services(1)	11.0	9.5
Diversified Support Services	0.6	0.7
Electrical Equipment	—	3.3
Entertainment	1.9	—
Equity Real Estate Investment Trusts (REITs)	0.1	—
Food & Staples Retailing	3.0	3.8
Health Care Equipment & Supplies	1.3	1.2
Health Care Technology	11.8	8.9
Health Care Providers & Services	4.9	5.4
Hotels, Restaurants & Leisure	0.6	—
Industrial Conglomerates	0.1	—
Insurance(2)	5.1	4.6
Internet & Direct Marketing Retail	0.9	—
IT Services	3.2	3.9
Joint Ventures(3)(5)	—	—
Life Sciences Tools & Services	1.4	1.8
Media	1.3	—
Multiline Retail	0.3	—
Pharmaceuticals(4)	2.0	1.5
Professional Services	4.2	3.9
Real Estate Management & Development	0.9	1.2
Systems Software	20.8	28.0
Total	100.0%	100.0%
(1)Includes investments in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in Credit SLF.
(4)Includes equity investment in LSI Financing.
(5)As of September 30, 2024, our investment in Joint Ventures is insignificant.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of the following periods:

	September 30, 2024	December 31, 2023
United States:
Midwest	14.3%	11.4%
Northeast	18.2	20.0
South	26.4	25.8
West	27.3	31.4
Australia	0.2	0.3
Canada	4.3	4.4
Cayman Islands	—	0.4
Germany	0.2	0.2
Guernsey	1.1	1.4
Ireland	0.1	0.2
Israel	—	0.8
Norway	0.9	—
Spain	0.5	—
Sweden	0.6	—
Switzerland	0.2	0.3
United Kingdom	5.7	3.4
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	September 30, 2024	December 31, 2023
Weighted average total yield of portfolio	10.9%	12.0%
Weighted average total yield of debt and income producing securities	11.2%	12.4%
Weighted average interest rate of debt securities	10.8%	11.9%
Weighted average spread over base rate of all floating rate investments	6.0%	6.7%
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
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	September 30, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$342,892	6.7%	$34,670	0.9%
2	4,593,829	90.4	3,738,449	98.2
3	132,019	2.6	18,316	0.5
4	15,229	0.3	16,204	0.4
5	—	—	—	—
Total	$5,083,969	100.0%	$3,807,639	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	September 30, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$4,592,774	100.0%	$3,307,062	100.0%
Non-accrual	—	—	—	—
Total	$4,592,774	100.0%	$3,307,062	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of September 30, 2024, our commitment to Amergin AssetCo is $50.8 million, of which $32.6 million is equity and $18.3 million is debt. Our investment in Amergin is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of September 30, 2024, our investment in Fifth Season was $79.2 million based on fair value. Our investment in Fifth Season is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our interest in Fifth Season.
LSI Financing 1 DAC (“LSI Financing”)
LSI Financing is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial investment in LSI Financing. As of September 30, 2024, our investment in LSI Financing was $22.7 million based on fair value. Our investment in LSI Financing is a co-investment with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our equity interest in LSI Financing.
Joint Venture
Blue Owl Credit SLF LLC (“Credit SLF”)
On May 6, 2024 Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, was formed as a joint venture between us, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Capital Corporation III, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”). The Credit SLF Members co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that it received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.
Refer to Exhibit 99.1 for the Credit SLF's Supplemental Financial Information.

Results of Operations
The table below represents the operating results for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Total Investment Income	$152,271	$99,009	$417,385	$263,963
Less: Expenses	79,849	54,657	219,366	146,559
Net Investment Income (Loss) Before Taxes	$72,422	$44,352	$198,019	$117,404
Less: Income taxes, including excise taxes	1,109	122	1,836	364
Net Investment Income (Loss) After Taxes	$71,313	$44,230	$196,183	$117,040
Net change in unrealized gain (loss)	(6,376)	8,081	102	10,948
Net realized gain (loss)	4,744	173	5,216	1,252
Net Increase (Decrease) in Net Assets Resulting from Operations	$69,681	$52,484	$201,501	$129,240
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the three and nine months ended September 30, 2024, our net asset value per share increased, primarily driven by an increase in accumulated undistributed earnings from net investment income. For the three and nine months ended September 30, 2023, our net asset value per share increased, primarily driven by market spreads tightening and an increase in accumulated undistributed earnings from net investment income.
Investment Income
The table below presents the investment income for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest income	$129,308	$82,043	$347,646	$214,201
Payment-in-kind interest income	8,494	6,042	25,610	14,144
Dividend income	5,891	4,650	16,941	10,091
Payment-in-kind dividend income	7,480	5,446	20,926	23,741
Other income	1,098	828	6,262	1,786
Total investment income	$152,271	$99,009	$417,385	$263,963
We generate revenues primarily in the form of interest income from the investments we hold. In addition, we may generate income from dividends on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.
For the Three Months Ended September 30, 2024 and 2023
Investment income increased to $152.3 million for the three months ended September 30, 2024 from $99.0 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt portfolio, which at par increased from $3.0 billion as of September 30, 2023 to $4.7 billion as of September 30, 2024. Included in investment income is dividend income, which includes income earned from our non-controlled, affiliated equity investments. For the three months ended September 30, 2024 and 2023, payment-in-kind interest income represented 5.6% and 6.1% of investment income, respectively. For the three months ended September 30, 2024 and 2023, payment-in-kind dividend income represented 4.9% and 5.5% of investment income, respectively. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
For the Nine Months Ended September 30, 2024 and 2023
Investment income increased to $417.4 million for the nine months ended September 30, 2024 from $264.0 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt portfolio, which at par increased from $3.0 billion as of September 30, 2023 to $4.7 billion as of September 30, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Included in investment income is dividend income, which includes income earned from our non-controlled, affiliated equity investments. For the nine months ended September 30, 2024 and 2023, payment-in-kind interest income represented 6.1% and 5.4% of investment income, respectively. For the nine months ended September 30, 2024 and 2023, payment-in-kind dividend income represented 5.0% and 9.0% of investment income, respectively. The decrease in the percentage of investment income attributed to PIK dividend income was primarily driven by an increase in interest income compared to the prior period. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Expenses
The table below presents expenses for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$54,604	$34,172	$146,378	$90,901
Management fees	14,968	12,635	42,778	35,476
Incentive fees	7,757	4,914	22,402	13,004
Offering expenses	—	17	20	97
Professional fees	1,335	1,657	3,961	3,612
Directors' fees	160	289	636	682
Other general and administrative	1,025	973	3,191	2,787
Total expenses	$79,849	$54,657	$219,366	$146,559
Under the terms of the Administration Agreement, we reimburse the Adviser for services performed for us. In addition, pursuant to the terms of the Administration Agreement, the Adviser may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we reimburse the Adviser for any services performed for us by such affiliate or third party.
For the Three Months Ended September 30, 2024 and 2023
Total expenses increased to $79.8 million for the three months ended September 30, 2024 from $54.7 million for the same period in the prior year primarily due to an increase in interest expense, management fees, and incentive fees driven by an increase in the size of our portfolio. The increase in interest expense was driven by an increase in average daily borrowings to $2.6 billion from $1.6 billion, offset by a decrease in the average interest rate to 7.7% from 7.8%, period over period. As a percentage of total assets, offering expenses, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent.
For the Nine Months Ended September 30, 2024 and 2023
Total expenses increased to $219.4 million for the nine months ended September 30, 2024 from $146.6 million for the same period in the prior year primarily due to an increase in interest expense, management fees, and incentive fees driven by an increase in the size of our portfolio. The increase in interest expense was driven by an increase in average daily borrowings to $2.3 billion from $1.5 billion, coupled with an increase in the average interest rate to 7.9% from 7.4%, period over period. As a percentage of total assets, offering expenses, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent.
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

For the three and nine months ended September 30, 2024, the Company recorded U.S. federal excise tax expense of $1,111 thousand and $1,840 thousand, respectively. For the three and nine months ended September 30, 2023, the Company recorded U.S. federal excise tax expense of $123 thousand and $367 thousand, respectively.
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2024 we recorded U.S. federal and state income tax expense/(benefit) of $(1) thousand and $(4) thousand respectively, for taxable subsidiaries. For the three and nine months ended September 30, 2023, the Company recorded a U.S. federal and state income tax expense/(benefit) of $(1) thousand and $(3) thousand respectively.
We recorded a net deferred tax asset of $196 thousand as of September 30, 2024, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. The Company recorded a net deferred tax asset of $4 thousand for taxable subsidiaries as of December 31, 2023.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net change in unrealized gain (loss) on investments	$(6,245)	$7,170	$1,105	$10,734
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	74	911	(804)	218
Income tax (provision) benefit	(205)	—	(199)	(4)
Net change in unrealized gain (loss)	$(6,376)	$8,081	$102	$10,948
For the Three Months Ended September 30, 2024 and 2023
For the three months ended September 30, 2024, the net unrealized loss was primarily driven by a decrease in the fair value of certain of our debt investments, reversals of prior period unrealized gains that were realized during the period, and partially offset by an increase in the fair value of certain of our debt and equity investments. As of September 30, 2024, the fair value of our debt investments as a percentage of principal was 99.2%, as compared to 99.3% as of June 30, 2024.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the three months ended September 30, 2024 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Picard Holdco, Inc.	$(5,513)
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	3,589
Barracuda Networks, Inc.	(2,827)
Covetrus, Inc.	(1,721)
Amergin Asset Management, LLC	1,608
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	1,087
Activate Holdings (US) Corp. (dba Absolute Software)	(958)
Ping Identity Holding Corp.	(947)
Color Intermediate, LLC (dba ClaimsXten)	(811)
Bamboo US BidCo LLC	627
Remaining portfolio companies	(379)
Total	$(6,245)
For the three months ended September 30, 2023, the net unrealized gain was primarily driven by a increase in the fair value of our investments as compared to the initial purchase. As of September 30, 2023, the fair value of our debt investments as a percentage of principal was 98.6%, as compared to 98.1% as of June 30, 2023.

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in millions)
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	$2,894
Covetrus, Inc.	2,033
Picard Holdco, Inc.	(1,771)
Coherent Group Limited	(1,600)
Securiti, Inc.	(1,404)
Axonius, Inc.	(1,225)
Minerva Holdco, Inc.	1,172
SailPoint Technologies Holdings, Inc.	1,012
Computer Services, Inc. (dba CSI)	877
Zendesk, Inc.	753
Remaining portfolio companies	4,429
Total	$7,170
For the Nine Months Ended September 30, 2024 and 2023
For the nine months ended September 30, 2024, the net unrealized gain was primarily driven by an increase in the fair value of certain of our debt and equity investments, partially offset by reversals of prior period unrealized gains that were realized during the period and decreases in the fair value of certain of our debt and equity investments. As of September 30, 2024, the fair value of our debt investments as a percentage of principal was 99.2%, as compared to 98.7% as of December 31, 2023.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2024 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in thousands)
Fifth Season Investments LLC	$4,891
Picard Holdco, Inc.	(4,318)
Covetrus, Inc.	(3,285)
Barracuda Networks, Inc.	(2,915)
Delta TopCo, Inc. (dba Infoblox, Inc.)	(2,554)
Blackhawk Network Holdings, Inc.	2,323
Coherent Group Inc.	(2,319)
Aurelia Netherlands Midco 2 B.V.	1,832
Amergin Asset Management, LLC	1,608
Crewline Buyer, Inc. (dba New Relic)	1,430
Remaining portfolio companies	4,412
Total	$1,105
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

The ten largest contributors to the change in net unrealized gain (loss) on investments during the nine months ended September 30, 2023 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in thousands)
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)	$(9,440)
Covetrus, Inc.	3,771
Picard Holdco, Inc.	(3,536)
Coherent Group Limited	2,347
Securiti, Inc.	1,961
Axonius, Inc.	1,701
Minerva Holdco, Inc.	1,603
SailPoint Technologies Holdings, Inc.	(1,404)
Computer Services, Inc. (dba CSI)	1,240
Zendesk, Inc.	(1,225)
Remaining portfolio companies	13,716
Total	$10,734
Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following period were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net realized gain (loss) on investments	$4,726	$968	$5,809	$966
Net realized gain (loss) on foreign currency transactions	18	(795)	(593)	286
Net realized gain (loss)	$4,744	$173	$5,216	$1,252
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
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage was 207% and 188%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.90x-1.25x. For the nine months ended September 30, 2024, our weighted average cost of debt was 8.4%.
As of September 30, 2024, cash, taken together with our available debt capacity of $1.48 billion is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities and our capital commitments. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of September 30, 2024, we had $135.3 million in cash and restricted cash. During the nine months ended September 30, 2024, $1.11 billion in cash was used for operating activities, primarily as a result of funding portfolio investments of $1.57 billion offset by sell downs and repayments of $0.38 billion and other operating activity of $0.08 billion. Lastly, cash provided by financing activities was $1.18 billion during the period, primarily from net borrowings on debt and proceeds from the issuance of common shares.
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
The Company delivered capital call notices to investors during the following periods:

	For the Nine Months Ended September 30, 2024
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
February 29, 2024	March 13, 2024	16,123,863	$249,991
June 5, 2024	June 18, 2024	18,843,766	299,993
September 13, 2024	September 26, 2024	20,287,142	325,000
Total		55,254,771	$874,984

	For the Nine Months Ended September 30, 2023
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
April 25, 2023	May 8, 2023	20,039,586	$299,992
September 13, 2023	September 26, 2023	13,123,039	199,995
Total		33,162,625	$499,987
Distributions
The table below reflects the distributions declared on shares of our common stock during the following periods:

	For the Nine Months Ended September 30, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2024	March 29, 2024	May 15, 2024	$0.33
May 7, 2024	June 28, 2024	August 15, 2024	$0.38
August 6, 2024	September 30, 2024	November 15, 2024	$0.29

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	May 15, 2023	$0.27
May 9, 2023	June 30, 2023	August 15, 2023	$0.24
August 8, 2023	September 29, 2023	November 15, 2023	$0.29
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

The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Nine Months Ended September 30, 2024
Date Declared	Record Date	Payment Date	Shares
November 7, 2023	December 29, 2023	January 31, 2024	282,231
February 21, 2024	March 29, 2024	May 15, 2024	343,042
May 7, 2024	June 28, 2024	August 15, 2024	455,375

	For the Nine Months Ended September 30, 2023
Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 30, 2022	January 31, 2023	121,031
February 21, 2023	March 31, 2023	May 15, 2023	199,060
May 9, 2023	June 30, 2023	August 15, 2023	216,221
Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	September 30, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Subscription Credit Facility	$800,000	$535,000	$265,000	$843	$534,157
Revolving Credit Facility	1,075,000	365,409	709,591	8,703	356,706
SPV Asset Facility I	925,000	312,500	307,996	12,119	300,381
SPV Asset Facility II	300,000	—	192,641	3,609	(3,609)
Athena CLO II	288,000	288,000	—	2,263	285,737
Athena CLO IV	240,000	240,000	—	2,600	237,400
2023A Notes	75,000	75,000	—	720	74,280
April 2029 Notes	700,000	700,000	—	15,664	705,759
Total Debt	$4,403,000	$2,515,909	$1,475,228	$46,521	$2,490,811
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Subscription Credit Facility	$800,000	$800,000	$—	$2,546	$797,454
Revolving Credit Facility	825,000	288,355	536,645	9,275	279,080
SPV Asset Facility I	625,000	330,000	84,826	8,613	321,387
SPV Asset Facility II	300,000	270,000	11,505	2,353	267,647
Athena CLO II	288,000	288,000	—	2,404	285,596
2023A Notes	75,000	75,000	—	856	74,144
Total Debt	$2,913,000	$2,051,355	$632,976	$26,047	$2,025,308
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.

The table below presents the components of interest expense for the following periods:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Interest expense	$54,073	$32,715	$141,653	$86,733
Amortization of debt issuance costs	2,584	1,457	6,491	4,168
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	(2,053)	—	(1,766)	—
Total Interest Expense	$54,604	$34,172	$146,378	$90,901
Average interest rate	7.7%	7.8%	7.9%	7.4%
Average daily borrowings	$2,638,769	$1,646,915	$2,327,802	$1,543,034
(1)Refer to “ITEM 1. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 5. Debt – April 2029 Notes for details on the facility’s interest rate swap.
Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility
September 30, 2024 (Unaudited)	$535.0	$2,071.0	—	N/A
December 31, 2023	$800.0	$1,881.3	—	N/A
December 31, 2022	$770.0	$1,957.8	—	N/A
Revolving Credit Facility
September 30, 2024 (Unaudited)	$365.4	$2,071.0	—	N/A
December 31, 2023	$288.4	$1,881.3	—	N/A
December 31, 2022	$126.4	$1,957.8	—	N/A
SPV Asset Facility I
September 30, 2024 (Unaudited)	$312.5	$2,071.0	—	N/A
December 31, 2023	$330.0	$1,881.3	—	N/A
December 31, 2022	$300.0	$1,957.8	—	N/A
SPV Asset Facility II
September 30, 2024 (Unaudited)	$—	$2,071.0	—	N/A
December 31, 2023	$270.0	$1,881.3	—	N/A
December 31, 2022	$50.0	$1,957.8	—	N/A
2023A Notes
September 30, 2024 (Unaudited)	$75.0	$2,071.0	—	N/A
December 31, 2023	$75.0	$1,881.3	—	N/A
April 2029 Notes
September 30, 2024 (Unaudited)	$700.0	$2,071.0	—	N/A
Athena CLO II
September 30, 2024 (Unaudited)	$288.0	$2,071.0	—	N/A
December 31, 2023	$288.0	$1,881.3	—	N/A
Athena CLO IV
September 30, 2024 (Unaudited)	$240.0	$2,071.0	—	N/A
Promissory Note(5)
December 31, 2022	$—	$1,957.8	—	N/A
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
SPV Asset Facilities
SPV Asset Facility I
On July 15, 2022 (the “SPV Asset Facility I Closing Date”), Athena Funding I LLC (“Athena Funding I”), a Delaware limited liability company entered into a Credit Agreement (the “SPV Asset Facility I”), with Athena Funding I, as borrower, Société Générale, as administrative agent, State Street Bank and Trust Company, as collateral agent, collateral administrator and custodian, Alter Domus (US) LLC, as document custodian, and the lenders party thereto (the “SPV Asset Facility I Lenders”). The parties to the SPV Asset

Facility I entered into various amendments, including those relating to the calculation of principal collateralization amounts. The following describes the terms of SPV Asset Facility I as amended through June 28, 2024.
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
SPV Asset Facility II
On November 8, 2022 (the “SPV Asset Facility II Closing Date”), Athena Funding II LLC (“Athena Funding II”), a Delaware limited liability company entered into a Loan and Management Agreement (the “SPV Asset Facility II”), with Athena Funding II LLC, as borrower, us, as collateral manager and transferor, MUFG Bank, Ltd. (“MUFG”), as administrative agent, State Street Bank and Trust Company, as collateral agent and collateral administrator, Alter Domus (US) LLC as custodian, the lenders from time to time parties thereto (the “SPV Asset Facility II Lender”) and the group agents from time to time parties thereto. On August 20, 2024, the parties to the SPV Asset Facility II entered into an amendment, including to extend the availability period and maturity date, change the interest rate, replace Alter Domus as custodian with State Street Bank and Trust Company and make various other changes. The following describes the terms of SPV Asset Facility II amended through August 20, 2024.
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
The SPV Asset Facility II provides for the ability to draw and redraw revolving loans under the SPV Asset Facility II until October 27, 2026 (the “SPV Asset Facility II Reinvestment Period”) unless the SPV Asset Facility II Reinvestment Period is terminated sooner as provided in the Secured Credit Facility. Unless otherwise terminated, the SPV Asset Facility II will mature three years after the last day of the SPV Asset Facility II Reinvestment Period (the “SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by Athena Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, Athena Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding II.

Amounts drawn bear interest at a cost of funds rate as determined by MUFG periodically (or Term SOFR under certain circumstances) plus an applicable margin of 2.625% during the SPV Asset Facility II Reinvestment Period and 3.025% after the end of the SPV Asset Facility II Reinvestment Period. During the SPV Asset Facility II Reinvestment Period, there is an unused fee of 0.50% on the undrawn amount, if any, of the revolving commitments in the SPV Asset Facility II. The SPV Asset Facility II contains customary covenants, including certain maintenance covenants and customary events of default. The SPV Asset Facility II is secured by a perfected first priority security interest in the assets of Athena Funding II and on any payments received by Athena Funding II in respect of those assets. Assets pledged to the SPV Asset Facility II Lender will not be available to pay our debts.
Borrowings of Athena Funding II are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
Debt Securitization Transactions
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
As part of the Athena CLO II Transaction, we entered into a loan sale agreement with the Athena CLO II Issuer dated as of the Athena CLO II Closing Date, which provided for the contribution of approximately $83.9 million funded par amount of middle-market loans from us to the Athena CLO II Issuer on the Athena CLO II Closing Date and for future sales from us to the Athena CLO II Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Athena CLO II Debt. The remainder of the initial portfolio assets securing the Athena CLO II Debt consisted of approximately $380.6 million funded par amount of middle-market loans purchased by the Athena CLO II Issuer from Athena Funding I LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the Athena CLO II Closing Date between the Athena CLO II Issuer and Athena Funding I LLC. No gain or loss was recognized as a result of these sales and contributions. We and Athena Funding I each made customary representations, warranties, and covenants to the Athena CLO II Issuer under the applicable loan sale agreement.
Through January 20, 2028, a portion of the proceeds received by the Athena CLO II Issuer from the loans securing the Athena CLO II Secured Notes may be used by the Athena CLO II Issuer to purchase additional middle-market loans under the direction of the Adviser, in its capacity as collateral manager for the Athena CLO II Issuer and in accordance with our investing strategy and ability to originate eligible middle-market loans.
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
The Adviser will serve as collateral manager for the Athena CLO II Issuer under a collateral management agreement dated as of the Athena CLO II Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the Athena CLO II Issuer’s equity or notes owned by us.
Athena CLO IV
On August 15, 2024 (the “Athena CLO IV Closing Date”), we completed a $399.7 million term debt securitization transaction (the “Athena CLO IV Transaction”), also known as a collateralized loan obligation transaction, which is a form of secured financing incurred by us. The secured notes and preferred shares issued in the Athena CLO IV Transaction were issued by our consolidated subsidiary Athena CLO IV, LLC, a limited liability organized under the laws of the State of Delaware (the “Athena CLO IV Issuer”) and are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the Issuer.

The Athena CLO IV Transaction was executed by the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Athena CLO IV Closing Date (the “Athena CLO IV Indenture”), by and among the Athena CLO IV Issuer and State Street Bank and Trust Company: (i) $208 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.00%, (ii) $7 million of AA(sf) Class B-1 Notes, which bear interest at three-month term SOFR plus 2.50%, (iii) $13 million of AA(sf) Class B-2 Notes, which bear interest at 6.254% and (iv) $12 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 2.64% (together, the “Athena CLO IV Secured Notes”). The Athena CLO IV Secured Notes are secured by middle-market loans, participation interests in middle-market loans and other assets of the Athena CLO IV Issuer. The Athena CLO IV Secured Notes are scheduled to mature on the Payment Date (as defined in the Athena CLO IV Indenture) in July 2037. The Athena CLO IV Secured Notes were privately placed by MUFG Securities Americas Inc. as Initial Purchaser and with respect to the Athena CLO IV Secured Notes and NatWest Markets Securities Inc. as Co-Placement Agent solely with respect to the Athena CLO IV Class A Secured Notes.

Concurrently with the issuance of the Athena CLO IV Secured Notes, the Athena CLO IV Issuer issued approximately $159.7 million of subordinated securities in the form of 159,700 preferred shares at an issue price of U.S.$1,000 per share (the “Athena CLO IV Preferred Shares”). The Athena CLO IV Preferred Shares were issued by the Athena CLO IV Issuer as part of its issued share capital and are not secured by the collateral securing the Athena CLO IV Secured Notes. We purchased all of the Athena CLO IV Preferred Shares. We act as retention holder in connection with the Athena CLO IV Transaction for the purposes of satisfying certain U.S., European Union and UK regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of the Athena CLO IV Preferred Shares.

As part of the Athena CLO IV Transaction, we entered into a loan sale agreement with the Athena CLO IV Issuer dated as of the Athena CLO IV Closing Date, which provided for the contribution of approximately $215.530 million funded par amount of middle-market loans from us to the Athena CLO IV Issuer on the Athena CLO IV Closing Date and for future sales from us to the Athena CLO IV Issuer on an ongoing basis. Such loans constituted part of the initial portfolio of assets securing the Notes. The remainder of the initial portfolio assets securing the Athena CLO IV Secured Notes consisted of approximately $182.379 million funded par amount of middle-market loans purchased by the Athena CLO IV Issuer from Athena Funding II LLC, a wholly-owned subsidiary of ours, under an additional loan sale agreement executed on the Athena CLO IV Closing Date between the Athena CLO IV Issuer and Athena Funding II LLC. No gain or loss was recognized as a result of these sales and contributions. We and Athena Funding II each made customary representations, warranties, and covenants to the Issuer under the applicable loan sale agreement.

Through the Payment Date in July 2029, a portion of the proceeds received by the Athena CLO IV Issuer from the loans securing the Athena CLO IV Secured Notes may be used by the Athena CLO IV Issuer to purchase additional middle-market loans under the direction the Adviser, our investment advisor, in its capacity as collateral manager for the Athena CLO IV Issuer and in accordance with the our investing strategy and ability to originate eligible middle-market loans.

The Athena CLO IV Secured Notes are the secured obligation of the Athena CLO IV Issuer, and the Athena CLO IV Indenture includes customary covenants and events of default. The Athena CLO IV Secured Notes have not been registered under the Securities Act, or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration.

The Adviser will serve as collateral manager for the Athena CLO IV Issuer under a collateral management agreement dated as of the Athena CLO IV Closing Date. The Adviser is entitled to receive fees for providing these services. The Adviser has waived its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to the Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to the Athena CLO IV Issuer’s equity or notes owned by us.
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
In connection with the issuance of the 2029 Notes, on April 4, 2024 the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $700.0 million. The Company will receive fixed rate interest at 6.750% and pay variable rate interest based on SOFR plus 2.565%. The interest rate swap matures on March 4, 2029. For the three and nine months ended September 30, 2024, the Company did not make a periodic payment. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of September 30, 2024, the interest rate swap had a fair value of $23.2 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments. The table below presents our outstanding commitments to fund investments in current portfolio companies as of the following periods:

Portfolio Company	Investment	September 30, 2024	December 31, 2023
($ in thousands)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	$13,614	$1,699
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	9,152	246
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	3,011	2,408
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-draw term loan	31,662	—
Aerosmith Bidco Limited (dba Audiotonix)	First lien senior secured multi-currency revolving loan	13,127	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	5,509	—
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	3,443	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6,395	—
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6,480	—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	762
AmeriLife Holdings LLC	First lien senior secured revolving loan	2,273	2,273
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	—	3,820
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	3,112	—
Anaplan, Inc.	First lien senior secured revolving loan	9,421	9,421
Appfire Technologies, LLC	First lien senior secured revolving loan	816	630
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	3,275	5,293
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	1,344	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	372	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	273	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	904	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	2,347	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	4,552	—

Associations, Inc.	First lien senior secured delayed draw term loan	3,804	—
Associations, Inc.	First lien senior secured revolving loan	3,048	—
Athenahealth Group Inc.	First lien senior secured delayed draw term loan	—	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	—	21,969
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured NOK term loan	—	22,990
Aurelia Netherlands Midco 2 B.V. (f/k/a Adevinta)	First lien senior secured EUR revolving loan	—	2,441
Avalara, Inc.	First lien senior secured revolving loan	10,455	10,455
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured delayed draw term loan	12,825	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	5,700	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	1,594	2,866
Bamboo US BidCo LLC	First lien senior secured revolving loan	4,103	4,103
BTRS HOLDINGS INC. (dba Billtrust)	First lien senior secured delayed draw term loan	691	2,715
BTRS HOLDINGS INC. (dba Billtrust)	First lien senior secured revolving loan	4,197	5,037
Certinia, Inc.	First lien senior secured revolving loan	5,882	5,882
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	3,986	7,429
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	—	1,500
Community Brands ParentCo, LLC	First lien senior secured revolving loan	—	750
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	9,196	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	6,316	3,789
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	3,789	3,789
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	7,572	7,572
Coupa Holdings, LLC	First lien senior secured revolving loan	5,798	5,798
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	3,806	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	2,239	—
Cresset Capital Management, LLC	First lien senior secured revolving loan	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11,959	11,959
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	3,372	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8,429	—
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3,732	3,732
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	802	642
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	4,773	—
Entrata, Inc.	First lien senior secured revolving loan	5,128	5,128
Finastra USA, Inc.	First lien senior secured revolving loan	4,588	6,284
Forescout Technologies, Inc.	First lien senior secured revolving loan	176	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	166	2,324
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	113	1,481
Fullsteam Operations, LLC	First lien senior secured revolving loan	593	593
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	5,926	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	1,481	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	1,554	—
Galway Borrower LLC	First lien senior secured revolving loan	144	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	956	—
Granicus, Inc.	First lien senior secured revolving loan	274	—
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	5,806	5,806
Hyland Software, Inc.	First lien senior secured revolving loan	3,101	3,101

Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1,739	—
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	—	3,127
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	2,482	2,382
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	9,866	9,866
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	4,510	7,047
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	181	1,293
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	603	603
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	10,604
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	—	2,636
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	6,105	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	1,872	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	1,553	1,309
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	1,905	—
JS PARENT, INC. (dba Jama Software)	First lien senior secured revolving loan	1,324	—
Juniper Square, Inc.	First lien senior secured revolving loan	2,250	2,250
Juniper Square, Inc.	First lien senior secured delayed draw term loan	10,515	—
Kaseya Inc.	First lien senior secured delayed draw term loan	3,515	4,437
Kaseya Inc.	First lien senior secured revolving loan	3,544	3,544
Kaseya Inc.	First lien senior secured delayed draw term loan	—	—
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	2,570	2,056
Litera Bidco LLC	First lien senior secured delayed draw term loan	5,255	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	4,129	—
Litera Bidco LLC	First lien senior secured revolving loan	2,350	—
LSI Financing 1 DAC	Preferred Equity	25,197	—
LSI Financing 1 DAC	Series 5 Notes	275	—
ManTech International Corporation	First lien senior secured delayed draw term loan	10,304	10,304
ManTech International Corporation	First lien senior secured revolving loan	8,600	8,600
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	12,075	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	7,428	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	5,742	—
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	8,613	—
Natural Partners, LLC	First lien senior secured revolving loan	681	681
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	882	882
OneOncology, LLC	First lien senior secured delayed draw term loan	—	2,976
OneOncology, LLC	First lien senior secured revolving loan	1,587	1,587
OneOncology, LLC	First lien senior secured delayed draw term loan	2,044	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	13,352	13,352
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	—	954
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	3,057	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	1,345	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	2,872	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	5,120	5,120
PetVet Care Centers, LLC	First lien senior secured revolving loan	5,373	5,373
Phantom Purchaser, Inc.	First lien senior secured revolving loan	1,140	—
Ping Identity Holding Corp.	First lien senior secured revolving loan	9,416	9,091
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5,248	—
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	6,888	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	2,386	—
Relativity ODA LLC	First lien senior secured revolving loan	3,854	—

RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	12,670	—
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	11,090	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	1,171	5,876
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	13,075	13,075
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	7,734	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	7,734	—
Securonix, Inc.	First lien senior secured revolving loan	3,479	3,559
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	2,322	2,445
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	1,287	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	292	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	22,909	—
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	17,818	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	—	1,886
Smarsh Inc.	First lien senior secured delayed draw term loan	3,238	3,238
Smarsh Inc.	First lien senior secured revolving loan	259	259
Talon MidCo 2 Limited	First lien senior secured revolving loan	1,369	1,369
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	—	145
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	2,842	1,071
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	1,000	1,000
Zendesk, Inc.	First lien senior secured delayed draw term loan	22,915	22,915
Zendesk, Inc.	First lien senior secured revolving loan	9,435	9,435
Total Unfunded Portfolio Company Commitments		$632,661	$353,034
We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150% asset coverage limitation. As of September 30, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Investor Commitments
As of September 30, 2024, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $1.6 billion undrawn), of which $54.1 million is from entities affiliated with or related to the Adviser (approximately $2.7 million undrawn). As of December 31, 2023, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $2.4 billion undrawn), of which $54.0 million is from entities affiliated with or related to the Adviser (approximately $13.8 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2024, management was not aware of any pending or threatened litigation.

Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of September 30, 2024, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$535,000	$535,000	$—	$—	$—
Revolving Credit Facility	365,409	—	—	365,409	—
SPV Asset Facility I	312,500	—	—	—	312,500
SPV Asset Facility II	—	—	—	—	—
Athena CLO II	288,000	—	—	—	288,000
Athena CLO IV	240,000	—	—	—	240,000
2023A Notes	75,000	—	—	75,000	—
April 2029 Notes	700,000	—	—	700,000	—
Total Contractual Obligations	$2,515,909	$535,000	$—	$1,140,409	$840,500
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
We invest in Credit SLF, Amergin, Fifth Season, and LSI Financing, which are non-controlled affiliated investments, as defined in the 1940 Act. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
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
Interest and Dividend Income Recognition
Interest income is recorded on the accrual basis and includes amortization and accretion of discounts or premiums. Certain investments may have contractual payment-in-kind (“PIK”) interest or dividends, the majority of which is structured at initial underwriting. PIK interest and dividends represent accrued interest or dividends that are added to the principal amount or liquidation amount of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or at the occurrence of a liquidation event. Discounts and premiums to par value on securities purchased are amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the amortization and accretion of discounts or premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.
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

Recent Developments
Dividend
On November 5, 2024, the Board declared a distribution of 90% of estimated fourth quarter investment company taxable income, if any, for shareholders of record on December 31, 2024, payable on or before January 31, 2025.

Subscription Credit Facility Maximum Principal Reduction
On October 2, 2024, we reduced the maximum principal amount of the Subscription Credit Facility from $800.0 million to $650.0 million.

Revolving Credit Facility Commitment Increase
On October 15, 2024, the commitment amount under the Revolving Credit Facility increased from $1.00 billion to $1.05 billion, after which the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $1.13 billion.

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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of September 30, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
As of September 30, 2024, 98.4% of our debt investments based on fair value were floating rates. Additionally, the weighted average floating rate floor, based on fair value, of our debt investments was 0.8%.The Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I and SPV Asset Facility II bear interest at variable interest rates with an interest rate floor of 0.0%. The 2023A Notes and April 2029 Notes bear interest at fixed rates. The April 2029 Notes are hedged against interest rate swap instruments. Athena CLO II and Athena CLO IV bear interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense(1)	Net Income (2)
Up 300 basis points	$140,428	$72,592	$67,836
Up 200 basis points	$93,619	$48,394	$45,225
Up 100 basis points	$46,809	$24,197	$22,612
Down 100 basis points	$(46,809)	$(24,197)	$(22,612)
Down 200 basis points	$(93,619)	$(48,394)	$(45,225)
Down 300 basis points	$(140,250)	$(72,592)	$(67,658)
(1)Includes the impact of our interest rate swaps as a result of interest rate changes.
(2)Excludes the impact of income based fees. See “ITEM 1. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information on the income based fees.
We may hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options, and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates.

Currency Risk
From time to time, we may make investments that are denominated in a foreign currency, borrow in certain foreign currencies under our credit facilities or issue notes in certain foreign currencies. These investments, borrowings and issuances are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts or cross currency swaps to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. Instead of entering into a foreign currency forward contract in connection with loans or other investments denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan, or investment. To the extent the loan, issuance or investment is based on a floating rate other than a rate under which we can borrow under our credit facilities, we may utilize interest rate derivatives to hedge our exposure to changes in the associated rate.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than the share issues pursuant to our dividend reinvestment plan, we did not sell any unregistered equity securities, except as previously disclosed in certain Current Reports on Form 8-K filed with the SEC. On August 15, 2024, pursuant to our dividend reinvestment plan, we issued 455,375 shares of our common stock, at a price of $15.61 per share, to stockholders of record as of June 28, 2024 that did not opt out of our dividend reinvestment plan in order to satisfy the reinvestment portion of our dividends. This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Appointment of Officers

On November 5, 2024, our Board appointed Matthew Swatt and Shari Withem, each a Co-Treasurer and Co-Controller, to serve as a Co-Chief Accounting Officer effective as of November 11, 2024. Mr. Swatt and Ms. Withem will continue in their roles as Co-Treasurers and Co-Controllers. The role of Chief Accounting Officer was previously held by Bryan Cole who serves as the Head of Operations for Blue Owl Capital Inc., an affiliate of our Adviser.

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
10.1
Indenture and Security Agreement, dated as of August 15, 2024 by and between Athena CLO IV, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 19, 2024).

10.2
Loan Sale Agreement, dated as of August 15, 2024, between Blue Owl Technology Finance Corp. II, as Seller and Athena CLO IV, LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 19, 2024).

10.3
Loan Sale Agreement, dated as of August 15, 2024, between Athena Funding II LLC, as Seller and Athena CLO IV, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 19, 2024).

10.4
Collateral Management Agreement, dated as of August 15, 2024, between Athena CLO IV, LLC and Blue Owl Technology Credit Advisors II LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 19, 2024).

10.5
Amendment No. 1 to Loan and Management Agreement, dated as of August 20, 2024, among Athena Funding II LLC, as Borrower, Blue Owl Technology Finance Corp. II, as Collateral Manager and Transferor, MUFG Bank, Ltd., as Administrative Agent, each of the Lenders party thereto, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Successor Collateral Custodian, and Alter Domus (US) LLC, as Resigning Collateral Custodian (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K, filed on August 21, 2024).

21.1*	List of Subsidiaries.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the period ended September 30, 2024.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________
*Filed herein
**Furnished herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Technology Finance Corp. II

Date: November 7, 2024	By:	/s/ Craig W. Packer
Craig W. Packer
Chief Executive Officer

Blue Owl Technology Finance Corp. II

Date: November 7, 2024	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer