Form 10-K
period 2024-12-31
Blue Owl Technology Finance Corp. II
filed 2025-03-04
CIK 1889668

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________
FORM 10-K
______________________________________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Small reporting company ☐
Emerging growth company ☒
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

The aggregate market value of common stock held by non-affiliates as of June 30, 2024 has not been provided because there is no established market for the registrant’s shares of common stock.

As of March 4, 2025, the registrant had 275,143,776 shares of common stock, $0.01 par value per share, outstanding.

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
•the impact of elevated inflation rates, fluctuating interest rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, instability in the U.S. and international banking systems, uncertainties related to the new Presidential administration, including the potential impact of tariff enactment and tax reductions, and the risk of recession or a shutdown of government services could impact our business prospects and the prospects of our portfolio companies;
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
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing war between Russia and Ukraine, as well as political and social unrest in the Middle East and North Africa regions and general uncertainty surrounding the financial and political stability of the United States, the

United Kingdom, the European Union and China, on financial market volatility, global economic markets, and various markets for commodities globally such as oil and natural gas;
•the ability of the parties to consummate the proposed transactions that will result in the Company merging (the “Mergers”) with and into Blue Owl Technology Finance Corp. (“OTF”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated November 12, 2024, among the Company, OTF, Oriole Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of OTF (“Merger Sub”) and, solely for the limited purposes set forth therein, the Adviser and, solely for the limited purposes set forth therein, Blue Owl Technology Credit Advisers LLC, a Delaware limited liability company and investment advisor to OTF (“OTCA”), on the expected timeline, or at all;
•the ability to realize the anticipated benefits of the Mergers;
•the effects of disruption on our business from the Mergers;
•the combined company’s plans, expectations, objectives and intentions as a result of the Mergers;
•any potential termination of the Merger Agreement;
•the actions of our shareholders or the shareholders of OTF with respect to the proposals submitted for their approval in connection with the Mergers;
•the possibility that competing offers or acquisitions proposals will be made;
•risk that shareholder litigation in connection with the Mergers may result in significant costs of defense and liability; and
•other risks, uncertainties and other factors previously identified in the reports and other documents we have filed with the Securities and Exchange Commission (“SEC”).
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

PART I
Item 1. Business.
Our Company
Blue Owl Technology Finance Corp. II is a Maryland corporation formed on October 5, 2021. We are focused primarily on originating and making loans to, and making debt and equity investments in technology-related, specifically software, companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles.
We intend to invest at least 80% of the value of our total assets in "technology-related" companies. We define technology-related companies as those that operate in the technology industry or sector, or those that are developing or offering goods and services to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes to solve problems. We specifically focus on software and enterprise software companies within the technology and technology-related universe of companies. We invest in a broad range of established and high growth technology-related companies with a focus on enterprise software companies that are capitalizing on the large and growing demand for enterprise software products and services. These companies use technology extensively to improve business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media.
We are externally managed by the Adviser, which is a registered investment adviser with the SEC. The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. We leverage Blue Owl’s, and in particular the Adviser’s investment team’s extensive network of relationships and existing origination capabilities to focus our investments in companies with an enterprise value of at least $50 million and that are backed by venture capital firms or private equity firms that are active investors in and have an expertise in technology companies and technology-related industries. We expect that our target credit investments will typically have maturities between three and ten years and generally range in size between $20 million and $500 million. Our expected portfolio composition will be majority debt or income producing securities, with a lesser allocation to equity related opportunities. We anticipate that generally any equity related securities we hold will be minority positions. We expect that our investment size will vary with the size of our capital base and we anticipate that our average investment size will be 1-2% of our entire portfolio with no investment size greater than 5%; however, from time to time certain of our investments may comprise greater than 5% of our portfolio.
We expect that generally our portfolio composition will be majority debt or income producing securities, which may include “covenant-lite” loans (as defined below), with a lesser allocation to equity or equity-linked opportunities, including publicly traded debt instruments. In addition, we may invest a portion of our portfolio in opportunistic investments and broadly syndicated loans, which will not be our primary focus, but will be intended to enhance returns to our shareholders, and from time to time, we may evaluate and enter into strategic portfolio transactions which may result in additional portfolio companies which we are considered to control. These investments may include high-yield bonds and broadly-syndicated loans, including publicly traded debt instruments, which are typically originated and structured by banks on behalf of large corporate borrowers with employee counts, revenues, EBITDAs and enterprise values larger than those of middle-market companies, and equity investments in portfolio companies that make senior secured loans or invest in broadly syndicated loans or structured products, such as life settlements and royalty interests. In addition, we generally do not intend to invest more than 20% of our total assets in companies whose principal place of business is outside the United States, although we generally do not intend to invest in companies whose principal place of business is an emerging market. Our portfolio composition may fluctuate from time to time based on market conditions and interest rates.
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
As of December 31, 2024, based on fair value, our portfolio consisted of 86.2% first lien senior secured debt investments, 2.5% second lien senior secured debt investments, 2.0% unsecured debt investments, 5.5% preferred equity investments, 3.8% common equity investments, and less than 0.1% joint ventures. As of December 31, 2024, 98.6% of our debt investments based on fair value bear interest at a floating rate, subject to interest rate floors, in certain cases. As of December 31, 2024 we had investments in 125 portfolio companies with an aggregate fair value of $5.4 billion.
As of December 31, 2024, our portfolio was invested across 32 different industries. The largest industry in our portfolio as of December 31, 2024 was Systems Software, which represented 20.3% of our total portfolio at fair value.
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
Through March 21, 2024 (the “Final Closing”), we conducted private offerings (each, a “Private Offering”) of our common stock, par value $0.01 per share, to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitments on an as-needed basis each time we delivered a drawdown notice to our investors. As of January 15, 2025, the Capital Commitments were fully drawn. The initial closing (the “Initial Closing”) of the Private Offering occurred on December 1, 2021. The “Commitment Period” will continue until December 1, 2028, which is the earlier of the (i) five year anniversary of the Final Closing (March 21, 2029) and (ii) the seven year anniversary of the Initial Closing (December 1, 2028).
If we have not consummated a Liquidity Event (as defined below) by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of our board of directors (the “Board”), the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940, as amended (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner. A Liquidity Event means (i) a listing of our common stock on a national securities exchange (an “Exchange Listing”); (ii) a transaction, including a merger, in which our shareholders receive cash or shares of an entity, including an entity that is affiliated with us, and such shares are listed on a national securities exchange; or (iii) the sale of all or substantially all of our assets.
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
We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage up to two-thirds of our assets). We have entered into a revolving credit facility, a senior secured credit agreement and two special purpose vehicle asset credit facilities and in the future may enter into additional credit facilities. In addition, we have issued unsecured notes and may issue additional unsecured notes in the future. We have also entered into term debt securitization transactions, also known as collateralized loan obligation transactions, and in the future may enter into additional collateralized loan obligation transactions. We expect to use our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio and proceeds from the Private Offerings, to finance our investment objectives. See “— Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations. See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Debt.”

Pending Merger with Blue Owl Technology Finance Corp.
On November 12, 2024, we entered into the Merger Agreement with OTF, Merger Sub, and, solely for the limited purposes set forth therein, OTCA, investment adviser to OTF, and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, at the effective time of the Mergers, Merger Sub will merge with and into us, with us continuing as the surviving company and as a wholly-owned subsidiary of OTF (the “Initial Merger”) and, immediately thereafter, we will merge with and into OTF, with OTF continuing as the surviving company (together with the Initial Merger, the “Mergers”). For more information about the Mergers, see “ITEM 1A. RISK FACTORS – Risks Related to the Mergers,” “ITEM 8. –CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA –Notes to Consolidated Financial Statements –Note 12. Pending Merger with Blue Owl Technology Finance Corp.” and our joint proxy statement and prospectus filed with the SEC on January 17, 2025. Descriptions in this Annual Report of the Merger Agreement and the transactions contemplated thereby are subject to and qualified in their entirety by reference to the Merger Agreement, a copy of which has been filed as Exhibit 2.1 to this Annual Report and the terms of which are incorporated herein by reference.

The Adviser and Administrator — Blue Owl Technology Credit Advisors II LLC
Blue Owl Technology Credit Advisors II LLC serves as our investment adviser pursuant to an investment advisory agreement between us and the Adviser (the “Investment Advisory Agreement”). See “Investment Advisory Agreement” below. The Adviser also serves as our Administrator pursuant to an amended and restated administration agreement between us and the Adviser (the “Administration Agreement”). See “Administration Agreement” below. The Adviser is a Delaware limited liability company that is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. Blue Owl’s Credit platform is comprised of the Adviser, OTCA, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Diversified Credit Advisors LLC (“ODCA”) and Blue Owl Credit Private Fund Advisors LLC (“OPFA” and together with the Adviser, OTCA, OCA and ODCA, the “Blue Owl Credit Advisers”), which are also registered investment advisers.
Blue Owl’s Credit platform is led by its three co-founders, Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer. The Adviser’s investment team (the “Investment Team”) is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s credit platform’s direct lending investment committees. Blue Owl’s four direct lending investment committees focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, and Alexis Maged, sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani, Jon ten Oever, and Arthur Martini. We consider these individuals on the Technology Lending Investment Committee to be our portfolio managers. The Adviser has limited operating history. The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and monitors our portfolio companies on an ongoing basis. Subject to the overall supervision of the Board, the Adviser manages our day-to-day operations and provides investment advisory and management services to us.
    As of December 31, 2024, the Blue Owl Credit Advisers managed $135.7 billion in assets under management (“AUM”). The Blue Owl Credit Advisers’ direct lending strategy focuses on lending to primarily upper-middle-market companies, both private equity sponsored and non-sponsored, providing a range of customized financing solutions across debt and equity-related instruments, across the following four investment strategies, which are offered through BDCs, private funds, and separately managed accounts:

Strategy	Funds	Assets Under Management
Diversified Lending. The diversified lending strategy seeks to generate current income and, to a lesser extent, capital appreciation by targeting investment opportunities with favorable risk-adjusted returns across credit cycles with an emphasis on preserving capital primarily through originating and making loans to, and making debt and equity investments in, U.S. middle market companies. The diversified lending strategy provides a wide range of financing solutions with strong focus on the top of the capital structure and operates this strategy through diversification by borrower, sector, sponsor, and position size.

The diversified lending strategy is primarily offered through three BDCs: Blue Owl Capital Corporation (“OBDC”), Blue Owl Capital Corporation II (“OBDC II”), and Blue Owl Credit Income Corp. (“OCIC”)(1).
As of December 31, 2024, the diversified lending strategy had $66.8 billion of assets under management.
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

The technology lending strategy is primarily offered through three BDCs: the Company, Blue Owl Technology Finance Corp. (“OTF”) and Blue Owl Technology Income Corp. (“OTIC” and together with the Company, OBDC, OBDC II, OCIC and OTF, the “Blue Owl BDCs”)(2).
As of December 31, 2024, the technology lending strategy had $24.5 billion of assets under management.
First Lien Lending. The first lien lending strategy seeks to realize current income with an emphasis on preservation of capital primarily through originating primary transactions in and, to a lesser extent, secondary transactions of first lien senior secured loans in or related to middle-market businesses based primarily in the United States.
	The first lien lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2024, the first lien lending strategy had $4.5 billion of assets under management.
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
	The opportunistic lending strategy is offered through private funds and separately managed accounts.	As of December 31, 2024, the opportunistic lending strategy had $2.3 billion of assets under management.
(1) Prior to January 13, 2025, the diversified lending strategy was also offered through Blue Owl Capital Corporation III.
(2) On November 12, 2024, OTF, OTF II, Oriole Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of OTF (“OTF Merger Sub”), and, solely for the limited purposes set forth therein, OTCA, a Delaware limited liability company and investment adviser to OTF, and OTCA II, a Delaware limited liability company and investment adviser to OTF II, entered into an Agreement and Plan of Merger pursuant to which OTF Merger Sub will merge with and into OTF II, with OTF II continuing as the surviving company and as a wholly-owned subsidiary of OTF and, immediately thereafter, OTF II will merge with and into OTF, with OTF continuing as the surviving company. Consummation of the mergers, which is expected to occur in the first or second quarter of 2025, is subject to certain closing conditions, including requisite approvals of OTF II’s and of OTF’s shareholders.
We refer to the Blue Owl BDCs and the private funds and separately managed accounts managed by the Blue Owl Credit Advisers in the direct lending platform, as the “Blue Owl Credit Clients.” In addition to the Blue Owl Credit Clients, Blue Owl's Credit platform includes (1) a liquid credit strategy, which seeks to generate attractive, risk-adjusted returns by managing portfolios of broadly syndicated leveraged loans, including through collateralized loan obligation vehicles (“CLOs”); (2) an alternative credit strategy, which targets credit-oriented investments in markets underserved by traditional lenders or the broader capital markets, with deep expertise investing across specialty finance, private corporate credit and equipment leasing; (3) an investment grade credit strategy focused on generating capital-efficient investment income through asset-baked finance, private corporate credit, and structured products; and (4) other investment strategies to pursue long-term capital appreciation and risk adjusted returns including (i) direct investments in strategic equity assets, with a focus on single-asset GP-led continuation funds, and (ii) investments in mid-to-late-stage biopharmaceutical and healthcare companies. As of December 31, 2024, these strategies had $37.6 billion of assets under management.
Blue Owl Credit Clients and other Blue Owl clients may have overlapping objectives with us. The Adviser and its affiliates may face conflicts in the allocation of investment opportunities to us and others. In order to address these conflicts, the Blue Owl Credit Advisers have put in place an investment allocation policy that addresses the allocation of investment opportunities as well as co-investment restrictions under the 1940 Act. See, “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.”
In addition, we rely on an order for exemptive relief (as amended, the “Order”) that has been granted to our Adviser and its affiliates by the SEC that permits us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such exemptive relief, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit the Adviser or the other affiliated funds that are participating in the investment or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the exemptive relief. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio company. See “Item 1A. Risk Factors —Risks Related to our Adviser and its Affiliates — Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us.”
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
Limited Availability of Capital for Technology, Specifically Enterprise Software, Companies. We believe that technology companies have limited access to capital, driven by a lack of dedicated pools of capital focused on technology companies. Traditional lenders, such as commercial and investment banks, generally do not have flexible product offerings that meet the needs of technology-related companies and there has been a reduction in activity from commercial and investment banks as a result of regulatory and structural factors, industry consolidation and general risk aversion. In recent years, many commercial and investment banks have focused their efforts and resources on lending to large corporate clients and managing capital markets transactions rather than lending to technology-related companies. In addition, these lenders may be constrained in their ability to underwrite and hold loans and high yield securities, as well as their ability to provide equity financing, as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of scaled market participants that are willing to provide and hold meaningful amounts of a customized financing solution for technology companies. As a result, we believe our focus on technology-related companies and our ability to invest across the capital structure, coupled with a limited supply of capital providers, presents an attractive opportunity to invest in technology companies.
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
Secular Trends Supporting Growth for Private Credit. According to Gartner, a research and advisory company, global technology spend was $5.3 trillion in 2024 and is expected to grow to more than $5.7 trillion in 2025. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as December 31, 2024, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
Attractive Opportunities in Investments in Technology Companies. We invest in the debt and equity of technology companies. We believe that opportunities in the debt of technology companies are significant because of the floating rate structure of most senior secured debt issuances and because of the strong defensive characteristics of these types of investments. We believe that debt issued with floating interest rates offer a superior return profile as compared with fixed-rate investments, since floating rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in an elevated inflation and fluctuating interest rate environment. Senior secured debt also provides strong defensive characteristics. Senior secured debt has priority in payment among an issuer’s security holders whereby holders are due to receive payment before junior creditors and equity holders. Further, these investments are generally secured by the issuer’s assets, which may provide protection in the event of a default.
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
We believe that there is currently an opportunity for us to be a “first mover” as a specialized debt financing provider in the technology sector. We believe the technology sector to be underserved and, other than OTF and OTIC, we are not aware of other entities currently serving the sector that have large pools of capital dedicated to the space and that do not operate competing businesses.
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
The Investment Team includes approximately 130 investment professionals (over 35 of whom are dedicated to technology investing) and is responsible for originating, underwriting, executing and managing the assets of our direct lending transactions and for sourcing and executing opportunities directly. The Investment Team is fully dedicated to direct lending and has significant experience as transaction originators and building and maintaining strong relationships with private equity sponsors, venture capital firms, entrepreneurs and companies. In addition, we believe that as a result of the formation of Blue Owl the Investment Team has enhanced sourcing capabilities because of their ability to utilize Blue Owl’s resources and its relationships with the financial sponsor community and service providers, which we believe may broaden our deal funnel and result in an increased pipeline of deal opportunities.
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
Since OCA’s inception in April 2016 through December 31, 2024, the Adviser and its affiliates have reviewed over 2,600 technology-related opportunities totaling approximately $890 billion of financing and have sourced potential investment opportunities from more than 780 private equity sponsors and venture capital firms. We believe that the Adviser receives “early looks” and “last looks” based on its and Blue Owl's relationships, allowing it to be highly selective in the transactions it pursues.

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
Defensive Investment Philosophy. The Adviser employs an investment approach focused on rigorous due diligence and underwriting, a highly selective and multi-stage investment decision process, and ongoing portfolio monitoring. The investment approach will focus on quantitative and qualitative factors, with particular emphasis on early detection of potential deterioration. This strategy is designed to minimize potential losses and achieve attractive risk adjusted returns.
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
Established Companies. We seek to invest in companies with established business models, products and costumers that have demonstrated, or have a plan to achieve, sound financial performance and a history of profitability which we believe tend to be well-positioned to generate consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share. We seek to invest in later stage companies, including market leaders providing mission critical solutions, serving less cyclical end-markets and with highly recurring revenue and strong customer retention. The Adviser does not intend to invest in start-up companies with speculative business plans.
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
•reviewing responsible investing and environmental, social and governance (“ESG”) considerations including consulting the Sustainability Accounting Standards Board’s Engagement Guide for ESG considerations; and
•investigating legal and regulatory risks and financial and accounting systems and practices.
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
Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction. The Adviser negotiates the structure of each investment to protect our rights and manage our risk. We generally invest in the following types of debt:
•First-lien debt. First-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “unitranche” loans (including “last out” portions of such loans), and secured corporate bonds with similar features to these categories of first-lien loans. As of December 31, 2024, 57% of our first lien debt was comprised of unitranche loans.
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
•Mezzanine debt (unsecured debt). Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured, and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments, which could be paid-in-kind, and may provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.
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
•LSI Financing 1 DAC (“LSI Financing DAC”), a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space.
•LSI Financing LLC (“LSI Financing LLC”), a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space.
Joint Venture.

We may make equity investments in Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, which is a joint venture between us, OBDC, OBDC II, OCIC, OTF, OTIC, and State Teachers Retirement System of Ohio. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations.
Investments
As of December 31, 2024 and 2023 we had investments in 125 and 90 portfolio companies, respectively, with an aggregate fair value of $5.4 billion and $3.8 billion. The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	December 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$4,610,319	$4,633,923	$3,047,941	$3,068,392
Second-lien senior secured debt investments	144,702	134,353	187,024	186,796
Unsecured debt investments	112,367	109,401	72,097	73,823
Preferred equity investments(2)	318,849	297,708	374,363	370,458
Common equity investments(3)	180,461	204,394	104,372	108,170
Joint Ventures(4)	949	954	—	—
Total Investments	$5,367,647	$5,380,733	$3,785,797	$3,807,639
(1)57% of which we consider unitranche loans as of December 31, 2024. Includes investment in Amergin AssetCo. See “ITEM 8. –CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA –Notes to Consolidated Financial Statements –Note 3. Agreements and Related Party Transactions” for more information regarding Amergin AssetCo.
(2)Includes equity investment in LSI Financing DAC. See “ITEM 8. –CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA –Notes to Consolidated Financial Statements –Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing DAC.
(3)Includes equity investment in Amergin AssetCo, Fifth Season, and LSI Financing LLC. See “ITEM 8. –CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA –Notes to Consolidated Financial Statements –Note 3. Agreements and Related Party Transactions” for more information regarding Amergin AssetCo, Fifth Season, and LSI Financing LLC.
(4)Includes equity investment in Credit SLF. See See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding Credit SLF.

As of December 31, 2024 we had outstanding commitments to fund unfunded investments totaling $667.8 million .
We use Global Industry Classification Standards (“GICS”) for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
Aerospace & Defense	1.3%	1.9%
Application Software	15.1	15.8
Banks	1.6	2.2
Beverages	0.1	0.3
Building Products	0.2	0.3
Buildings & Real Estate	1.3	—
Capital Markets	0.4	0.3
Commercial Services & Supplies	0.8	0.5
Construction & Engineering	0.2	0.2
Consumer Finance	0.6	0.5
Diversified Consumer Services	2.1	0.3
Diversified Financial Services(1)	10.5	9.5
Diversified Support Services	0.6	0.7
Electrical Equipment	—	3.3
Entertainment	1.8	—
Equity Real Estate Investment Trusts (REITs)	0.1	—
Food & Staples Retailing	2.7	3.8
Health Care Equipment & Supplies	1.2	1.2
Health Care Technology	10.9	8.9
Health Care Providers & Services	4.6	5.4
Hotels, Restaurants & Leisure	0.6	—
Industrial Conglomerates	0.1	—
Insurance(2)	4.8	4.6
Internet & Direct Marketing Retail	0.8	—
IT Services	6.0	3.9
Joint Ventures(3)(5)	—	—
Life Sciences Tools & Services	2.9	1.8
Media	1.3	—
Multiline Retail	0.3	—
Pharmaceuticals(4)	1.7	1.5
Professional Services	4.3	3.9
Real Estate Management & Development	0.8	1.2
Systems Software	20.3	28.0
Total	100.0%	100.0%
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
(3)Includes equity investment in Credit SLF. See See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 4. Investments” for more information regarding Credit SLF.
(4)Includes equity investment in LSI Financing DAC and LSI Financing LLC. See “ITEM 8. – CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information regarding LSI Financing DAC and LSI Financing LLC.
(5)As of December 31, 2024, our investment in Joint Ventures is less than 0.1% of the fair value of the portfolio.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below presents the geographic composition of investments based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
United States:
Midwest	12.4%	11.4%
Northeast	21.6	20.0
South	28.9	25.8
West	24.5	31.4
Australia	0.1	0.3
Canada	3.9	4.4
Cayman Islands	—	0.4
Germany	0.2	0.2
Guernsey	1.0	1.4
Ireland	0.1	0.2
Israel	—	0.8
Norway	0.8	—
Spain	0.5	—
Sweden	0.6	—
Switzerland	—	0.3
United Kingdom	5.4	3.4
Total	100.0%	100.0%
Capital Resources and Borrowings
We anticipate generating cash in the future from the issuance of common stock and cash flows from operations, including interest and dividends received on our debt and equity investments, respectively.
We may borrow money from time to time if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after such borrowing. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Our current target leverage ratio is 0.90x-1.25x. As of December 31, 2024 and 2023 our asset coverage was 214% and 188%, respectively. See “Regulation as a Business Development Company – Senior Securities; Coverage Ratio” below.
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

The tables below present debt obligations as of the following periods:

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Subscription Credit Facility	$480,000	$480,000	$—	$240	$479,755
Revolving Credit Facility(2)	1,275,000	409,566	865,434	11,271	398,295
SPV Asset Facility I	925,000	312,500	276,557	11,842	300,658
SPV Asset Facility II	300,000	—	300,000	3,430	(3,430)
Athena CLO II	288,000	288,000	—	2,219	285,786
Athena CLO IV	240,000	240,000	—	2,522	237,478
2023A Notes	75,000	75,000	—	675	74,325
2029 Notes(3)	700,000	700,000	—	14,845	685,915
Total Debt	$4,283,000	$2,505,066	$1,441,991	$47,044	$2,458,782
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
Dividend Reinvestment Plan
We have adopted an “opt out” dividend reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who do not elect to receive their distribution in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock as described below, rather than receiving the cash dividend or other distribution. Any fractional share otherwise issuable to a participant in the dividend reinvestment plan will instead be paid in cash.
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
The plan is terminable by us upon notice in writing mailed to each shareholder of record at least 30 days prior to any record date for the payment of any distribution by us. As of March 6, 2025, we are suspending the dividend reinvestment plan. If the Mergers are not consummated, we will resume the dividend reinvestment plan for dividends payable after June 30, 2025.
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
Board Approval of the Investment Advisory Agreement
On May 6, 2024, the Board held an in-person meeting to consider and approve the continuation of the Investment Advisory Agreement and related matters. The Board was provided with the information it required to consider the Investment Advisory Agreement, including: (a) the nature, quality and extent of the advisory and other services to be provided to us by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs, which could include employees of the Adviser or its affiliates; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with us and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; and (g) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure. Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested directors,concluded that the investment advisory fee rates are reasonable in relation to the services provided and approved the continuation of the Investment Advisory Agreement as being in the best interests of our shareholders.
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
The Administration Agreement became effective on December 1, 2021 and the continuation of the Administration Agreement was approved by the Board on May 6, 2024. Unless earlier terminated as described below, the Administration Agreement will remain in effect for two years from the date it first became effective and from year-to-year thereafter if approved annually by a majority of the

Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors. We may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of the Board or the shareholders holding a Majority of the Outstanding Shares of our common stock. In addition, the Adviser may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. To the extent that the Adviser outsources any of its functions we will pay the fees associated with such functions without profit to the Adviser.
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
•costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs);
•costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;
•commissions and other compensation payable to brokers or dealers;
•research and market data;
•fidelity bond, directors’ and officers’ errors and omissions liability insurance and other insurance premiums;
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
Affiliated Transactions
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. We rely on the Order to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio companies.
Dealer Manager Agreement and Placement Agent Agreement
We entered into a dealer manager agreement (the “Dealer Manager Agreement”) with the Adviser and Blue Owl Securities LLC (“Blue Owl Securities”) pursuant to which Blue Owl Securities and certain participating broker-dealers solicited Capital Commitments. In addition, we have entered into a placement agent agreement (the “Placement Agent Agreement”) with Blue Owl Securities pursuant to which employees of Blue Owl Securities conducted placement activities.
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
Term
Prior to a Liquidity Event, if our Board determines that there has been a significant adverse change in our regulatory or tax treatment of our shareholders that in its judgment makes it inadvisable for us to continue in our present form, then the Board will endeavor to restructure or change our structure to preserve (insofar as possible) the overall benefits previously enjoyed by our shareholders as a whole or, if the Board determines it appropriate (and subject to any necessary shareholder approvals and applicable requirements of the 1940 Act), (i) cause us to change our form and/or jurisdiction of organization or (ii) cause our winding down and/or liquidation and dissolution.
If we have not consummated a Liquidity Event by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
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
Corporate Sustainability
Our and the Adviser’s corporate sustainability efforts seek to deliver positive outcomes for our investors and the communities in which we operate. Our Adviser has made meaningful strides in developing a strategic approach to advancing its corporate sustainability objectives across three priority areas of focus: Responsible Investing, diversity, equity and inclusion (“DEI”) and Citizenship. Our Board receives annual updates on the Adviser’s strategy and initiatives, including ESG-related matters.
Investing Responsibly
We and the Adviser recognize the importance of business relevant ESG issues and opportunities and are committed to the consideration of these factors in relation to our business operations and investment activities to manage risk and identify opportunities. Blue Owl adopted an ESG policy, which applies to all asset classes, industries and countries in which Blue Owl does business and the products it manages.
The Adviser believes that incorporating relevant ESG factors into its corporate and investment practices has the potential to meaningfully contribute to our value. The Adviser strives to continuously strengthen its ability to mitigate, manage, and monitor relevant ESG risks and opportunities within our investment portfolios. When the Adviser considers potential investments on our behalf, it seeks to address the relevant ESG considerations, risks and potential rewards related to prospective investments. Further, the Adviser has processes designed to ensure compliance with applicable regulatory disclosure requirements, including ESG-related disclosure obligations.
The Adviser believes it is important to consider the multiple ways that climate risk may affect it as an asset manager. Blue Owl has designed an approach to identify, assess and prioritize potential climate-related risks across its operations and investment activity. The Adviser has considered recommendations from the Task Force on Climate-Related Financial Disclosures (“TCFD”) in the design and implementation of its climate risk management program, including topics related to governance, strategy, risk management and metrics.
Diversity, Equity and Inclusion
We and the Adviser are committed to fostering and preserving a culture of diversity, equity and inclusion. The Adviser seeks to create an inclusive, performance-based environment that is supportive of people from all backgrounds. Blue Owl has formalized its approach by adopting a formal DEI policy.
Blue Owl’s DEI strategy centers on the following key concepts and core values:
•Embracing differences. Blue Owl embraces and encourages differences that make individuals unique. Blue Owl believes that a team comprised of individuals with diverse backgrounds, experiences, perspectives and insights is critical to long-term success.

•Strategic priorities. Continuing to develop as a diverse, equitable and inclusive firm is a strategic priority for Blue Owl that it believes can further enhance its work environment and overall business. Blue Owl’s commitment to diversity, equity and inclusion is relevant to interactions with its employees, investors, products’ portfolio companies and third-party service providers.
•Leadership. While Blue Owl’s ongoing efforts are championed by the Blue Owl founders and executed upon by senior leaders across all business areas of the firm, Blue Owl aims to position support for DEI at the core of its entire employee population. Continuing to develop a diverse, equitable, and inclusive firm is a strategic priority. Blue Owl’s Chief Human Resources Officer is responsible for overseeing its DEI program.
To further foster an inclusive culture, Blue Owl seeks to continue to establish relevant and appropriate employee resource groups, which are open to all employees and aim to build community through shared identities, helping Blue Owl to further its goal of promoting a sense of inclusion and belonging. Blue Owl also works with select partners to provide its employees with access to resources, networks and opportunities for professional development, as well as utilizing the organizations’ job boards to recruit candidates. Additionally, Blue Owl’s summer internship program for college students includes partnerships with organizations that represent students from backgrounds that are often underrepresented in the finance industry. This program includes training, professional development sessions, networking opportunities and mentorship. Blue Owl also offers career development, skill building and mentorship opportunities for its employees. Finally, Blue Owl’s suite of benefits includes primary and secondary parental leave, family planning benefits and stipend and flexible work schedules.
Citizenship
Blue Owl takes its role as a corporate citizen seriously and aims to contribute to meaningful causes to support the communities in which it operates and resides. Blue Owl believes there is an opportunity to “make community our culture” by building a robust citizenship program that is integrated, community-centered, and employee-enriched, including:
•Blue Owl Leads Together, its global employee volunteerism and giving program, allows employees to engage with each other and with the communities in which we live and work;
•Blue Owl Gives, which advances Blue Owl’s philanthropic mission —of unlocking opportunity by providing access to college, to career, and to capital —through strategic nonprofit partnerships; and
•Blue Owl Celebrates, which honors various heritage and affinity months throughout the year by spotlighting important nonprofit causes, profiling opportunities for learning and action, and hosting a variety of guest speakers.
The Private Offering
We entered into separate subscription agreements with a number of investors providing for the private placement of shares of our common stock pursuant to the Private Offering. Each investor made a Capital Commitment to purchase shares of our common stock each time we delivered a drawdown notice. As of January 15, 2025, our Capital Commitments were fully drawn.
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
A BDC generally is required to meet a coverage ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock the BDC may issue in the future, of at least 200%. However, certain provisions of the 1940 Act allowed a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. This means that generally, a BDC can borrow up to $1 for every $1 of investor equity or, if certain requirements are met and it reduces its asset coverage ratio, it can borrow up to $2 for every $1 of investor equity. On November 2, 2021, the Adviser, as our sole shareholder, approved a proposal that allows us to reduce our asset coverage ratio to 150%. As a result, effective on November 3, 2021, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%.
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

Warrants and Options. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) shareholders authorize the proposal to issue such warrants, and the Board approves such issuance on the basis that the issuance is in our best interests and the shareholders best interests and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.
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
Codes of Ethics. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is available on the EDGAR Database on the SEC’s website at http://www.sec.gov. You may also obtain copies of the code of ethics after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on the Order that permits us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors makes certain conclusions in connection with a co-investment transactions, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio company. The Blue Owl Credit Advisers’ allocation policy incorporates the conditions of the Order and seeks to ensure equitable allocation of investment opportunities between us and/or other funds managed by the Adviser or its affiliates over time. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of other Blue Owl Credit Clients and other Blue Owl clients that avail themselves of the Order.
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
Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to, among other things, comply with a value-at-risk leverage limit, adopt a derivatives risk management program, and implement certain testing and board reporting procedures. Rule 18f-4 exempts BDCs that qualify as “limited derivatives users” from the aforementioned requirements, provided that these BDCs adopt written policies and procedures that are reasonably designed to manage the BDC’s derivatives risks and comply with certain recordkeeping requirements. We currently qualify as a “limited derivatives user” and expect to continue to do so. We have adopted a derivatives policy and comply with the recordkeeping requirements of Rule 18f-4.
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
Taxation as a Regulated Investment Company
We have elected to be treated and intend to qualify each year as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we will not be subject to U.S. federal income tax at corporate rates on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax benefits, we must distribute to our shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).
If we qualify as a RIC, and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our income we timely distribute (or are deemed to distribute) to our shareholders. We will be subject to U.S. federal income tax imposed at regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our shareholders.
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
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships (as defined in the Code),” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
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
We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as PIK interest and deferred loan origination fees that are paid after origination of the loan. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount.
Although we do not presently expect to do so, we are authorized to borrow funds, to sell assets and to make taxable distributions of our stock and debt securities in order to satisfy the distribution requirements. Our ability to dispose of assets to meet our distribution requirements may be limited by (i) the illiquid nature of our portfolio and/or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.
Under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are prohibited from making distributions, we may fail to qualify for tax treatment as a RIC and become subject to U.S. federal income tax.
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
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed our investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely, and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, taxable income that we are required to distribute and that is taxable to our shareholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than it would have received in the absence of such transactions.
Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty may be 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of or exemption from withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.
If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on any “excess distribution” received on, or any gain from the disposition of such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distributions or gains. This additional tax and interest may apply even if we make a distribution as a taxable dividend by us to our shareholders in an amount equal to (1) any excess distribution, or (2) the gain from the dispositions of such shares. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund”, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize income in excess of distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges.

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
If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
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
We make available free of charge on our website (www.blueowlproducts.com/our-reit-bdcs) our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information. The reference to our website is an inactive textual reference only and the information contained on our website is not a part of this Form 10-K.
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
•The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
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
We are subject to risks related to the Mergers.
•Our shareholders and OTF's shareholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.
•OTF may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.
•The Mergers may trigger certain “change of control” provisions and other restrictions in contracts of OTF, us or our affiliates and the failure to obtain any required consents or waivers could adversely impact the combined company.
•The opinions delivered to the OTF Special Committee (as defined below) and considered by the OTF Board (as defined below) and the opinions delivered to the OTF II Special Committee (as defined below) and considered by the Board by the respective financial advisors to the OTF Special Committee and the OTF II Special Committee prior to the signing of the Merger Agreement will not reflect changes in circumstances since the date of the opinions.
•We and and OTF will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.
•We and and OTF may waive one or more conditions to the Mergers without resoliciting shareholder approval.

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
•Our Adviser and its affiliates may face conflicts of interest with respect to services performed for issuers in which we may invest.
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
•We have invested and may continue to invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
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
•We and our portfolio companies are, and will continue to be, exposed to risks associated with changes in interest rates.
•International investments create additional risks.
•Our investment strategy focuses on technology companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs and periodic downturns, and an investor could lose all or part of its investment.
We are subject to risks related to an investment in our common stock.
•Our shares are not listed on an exchange or quoted through a quotation system and may not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity.
•The value of our common stock may fluctuate significantly.
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
We are subject to risks related to an investment in our unsecured notes.
•Our unsecured notes are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
•Our unsecured notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
•A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our notes, if any, or change in the debt markets, could cause the liquidity or market value of our unsecured notes to decline significantly.
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
The current worldwide financial markets situation, as well as various social, political, economic and other conditions and events (including political tensions in the United States and around the world, wars and other forms of conflict (including, for example, the ongoing war between Russia and Ukraine and conflict in the Middle East and Northern Africa region), terrorist acts, security operations and catastrophic events, natural disasters such as fires, floods, earthquakes, tornadoes, hurricanes, global health epidemics, pandemics and emergencies, fluctuations in interest rates, strikes, work stoppages, labor shortages, labor disputes, supply chain disruptions and accidents), may disrupt our operations, contribute to increased market volatility, have long term effects on the United States and worldwide financial markets, and cause economic uncertainties or deterioration in the United States and worldwide. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.
Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. The United States has recently enacted and proposed to enact significant new tariffs. Additionally, the new U.S. Presidential administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. Global health emergencies, natural disasters, strikes, work stoppages or accidents could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so. Additionally, social unrest and other political and security concerns may not abate, may worsen and could spread. Losses from terrorist attacks, global health emergencies, natural disasters, strikes, work stoppages or accidents are generally uninsurable.

The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.
In recent years, the U.S. corporate debt markets have experienced disruption resulting from the COVID-19 pandemic and an inflationary economic environment. These market conditions may make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being in an elevated rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. An inability to extend the maturity of, or refinance, our existing indebtedness or obtain new indebtedness could have a material adverse effect on our business, financial condition or results of operations.
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations and cause our net asset value to decline. In addition, adverse or volatile market conditions may make equity capital difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our shareholders and independent directors.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty in connection with economic sanctions resulting from the ongoing war between Russia and Ukraine, uncertainty around the conflict in the Middle East, and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
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
The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including elevated interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing.
These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
Certain of our portfolio companies operate in industries that have been, or may be, impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in the costs of their operations along to their customers, it could adversely affect their operating results. Such conditions would increase the risk of default on their obligations as a borrower. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations. Any decreases in the fair value of our investments could result in future realized or unrealized losses.

Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our portfolio companies and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect our business, financial condition or results of operations. The Federal Reserve decreased the federal funds rate twice in 2024. Although the Federal Reserve has signaled the potential for additional federal funds rate cuts, there remains uncertainty around the rate and timing of decreases, including as a result of the transition to the new U.S. Presidential administration. Uncertainty surrounding future Federal Reserve actions may have a material effect on our business making it particularly difficult for us to obtain financing at attractive rates, impacting our ability to execute on our growth strategies or future acquisitions.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limits. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which adversely impact our results of operations or financial condition.
Risks Related to Our Business

We have a limited operating history.
We were formed October 5, 2021, and are subject to the business risks and uncertainties associated with any business with a limited operating history, including the risk that we will not achieve or sustain our investment objective and that the value of your investment could decline substantially or your investment could become worthless.

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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder(1)	-25.6%	-16.1%	-6.6%	3.0%	12.5%
(1)Assumes, as of December 31, 2024, (i) $5.7 billion in total assets, (ii) $2.5 billion in outstanding indebtedness, (iii) $3.0 billion in net assets and (iv) weighted average interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs) of 7.8%.
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
We may want to obtain additional debt financing, or need to do so upon maturity of our credit facilities, in order to obtain funds which may be made available for investments. Our credit facilities, notes and CLOs currently expire between September 2028 and July 2037. If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition. See “—The current period of capital markets disruption and economic uncertainty could have a material adverse effect on our business, financial condition or results of operations.”

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose a significant number of its key professionals, or terminate the Investment Advisory Agreement, our ability to achieve our investment objective could be significantly harmed.
We do not have any employees. Additionally, we have no internal management capacity other than our appointed executive officers and will be dependent upon the investment expertise, skill and network of business contacts of our Adviser to achieve our investment objective. Our Adviser evaluates, negotiates, executes, monitors, and services our investments. Our success depends to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of key professionals from our Adviser could have a material adverse effect on our ability to achieve our investment objective.
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
In addition, the Investment Advisory Agreement has a termination provision that allows the agreement to be terminated by us on 60 days’ notice without penalty by the vote of a Majority of the Outstanding Shares of our common stock or by the vote of our independent directors and generally may be terminated at any time, without penalty, by our Adviser upon 60 days' notice to us. Furthermore, the Investment Advisory Agreement automatically terminates in the event of its assignment, as defined in the 1940 Act, by the Adviser. If the Adviser resigns or is terminated, or if we do not obtain the requisite approvals of shareholders and our Board to approve an agreement with the Adviser after an assignment, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms prior to the termination of the Investment Advisory Agreement, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption and costs under any new agreements that we enter into could increase. Our financial condition, business and results of operations, as well as our ability to meet our payment obligations under our indebtedness and pay distributions, are likely to be adversely affected, and the value of our common stock may decline.

Because our business model depends to a significant extent upon Blue Owl’s relationships with corporations, financial institutions and investment firms, the inability of Blue Owl to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
Blue Owl depends on its relationships with corporations, financial institutions and investment firms, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to clients, fund investor liquidity, fund terms (including fees and economic sharing arrangements), brand recognition and business reputation. If Blue Owl fails to maintain its reputation it may not be able to maintain its existing relationships or develop new relationships or sources of investment opportunities, and we may not be able to grow our investment portfolio. In addition, individuals with whom Blue Owl has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
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
We may compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), including the other Blue Owl Credit Clients or other funds managed by our Adviser or its affiliates comprising Blue Owl’s Credit platform, the private funds managed by Blue Owl’s GP Strategic Capital platform and the funds and accounts managed by Blue Owl’s Real Assets platform, as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, continue to increase their investment focus in our target market of privately owned U.S. companies. We may experience increased competition from banks and investment vehicles who may continue to lend to the middle market. Additionally, the U.S. Federal Reserve and other bank regulators may periodically provide incentives to U.S. commercial banks to originate more loans to U.S. middle-market private companies. As a result of these market participants and regulatory incentives, competition for investment opportunities in privately owned U.S. companies is strong and may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
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
•Some of our competitors may have higher risk tolerances, different risk assessments or lower return thresholds than us, which could allow them to consider a wider variety of investments and to bid more aggressively than us or to agree to less restrictive legal terms and protections for investments that we want to make; and
•Some of our competitors may be subject to less regulation or fewer conflicts of interest and, accordingly, may have more flexibility to undertake and execute certain businesses or investments than we do, bear less compliance expense than we do or be viewed differently in the marketplace.
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
We have adopted a policy to invest, under normal circumstances, at least 80% of the value of our assets in technology-related companies. Other than with respect to this policy, which may only be changed with 60 days’ prior notice to our shareholders (or, prior to an Exchange Listing and during the 365 day lock-up period following an Exchange Listing, if shareholders representing at least a majority of votes cast when quorum is met, approve a proposal to do so), the Board has the authority to modify or waive current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of the Private Offering and may use the net proceeds from the Private Offering in ways with which our investors may not agree.

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

We are subject to risks associated with the market’s limited experience with SOFR, which will affect our cost of capital and results of operations.
We historically used the London Inter-Bank Offered Rate (“LIBOR”) as a reference rate in the loans we extended to our portfolio companies. The terms of our debt investments generally included minimum interest rate floors which were calculated based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority, as supervisor of ICE Benchmark Administrator (“IBA”), the administrator of LIBOR announced that it would phase out LIBOR by the end of 2021(later extended to the end of June 2023 for USD LIBOR only). IBA ceased publishing GBP, EUR, CHF and JPY LIBOR rates on January 1, 2022 and ceased publishing overnight and 12-month USD LIBOR on June, 30 2023.
In January 2023, the Federal Reserve adopted a final rule implementing the U.S. Adjustable Interest Rate Act of 2022 (the “LIBOR Act”) that, among other things, identifies the applicable SOFR-based benchmark replacements under the LIBOR Act.
Beginning in the first quarter of 2022, we transitioned any LIBOR-based investments to SOFR and currently none of our investments are indexed to LIBOR.
SOFR is considered to be a risk-free rate, and USD LIBOR was a risk weighted rate. Thus, SOFR tends to be a lower rate than USD LIBOR, because SOFR does not contain a risk component. This difference may negatively impact our net interest margin of our investments. Also, the use of SOFR based rates is relatively new, and market experience with SOFR based rate loans is limited. There could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. This could result in increased borrowing costs for us or could adversely impact the interest income we receive from our portfolio companies or the market value of our investments.

Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business of our portfolio companies by impairing the ability to conduct business effectively.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. Cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Additionally, cyber-attacks and other security threats have become increasingly complex as a result of the emergence of new technologies, such as artificial intelligence, which are able to identify and target new vulnerabilities in information technology systems.

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
In addition, cybersecurity risks are exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information and other sensitive information that we collect and store in our data centers, on our cloud environments and on our networks. We may also invest in strategic assets having a national or regional profile or in infrastructure assets, the nature of which could expose them to a greater risk of being subject to a terrorist attack or security breach than other assets or businesses. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of fund investor, employee or other personally identifiable or, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance (or the negligence or malfeasance of third party service providers that have access to such confidential information) or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.
As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by third-party service providers. We cannot guarantee that third parties and infrastructure in our networks or our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support our services. Our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place.
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
Our business is highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Cybersecurity has become a priority for regulators in the U.S. and around the world. Recently, the SEC adopted new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies, as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. The SEC has also particularly focused on cybersecurity, and we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures as a result. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management.
Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and/or information security to which we may be subject (collectively, “Privacy Laws”). Compliance with applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and require the dedication of additional time and resources to compliance. A failure to comply with applicable Data Protection Legislation could result in fines, sanctions, enforcement actions or other penalties or reputational damage. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Division of Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
There may be substantial financial penalties or fines for a failure to comply with applicable Privacy Laws (which may include insufficient security for our personal or other sensitive information). For example, failure to comply with Regulation (EU) 2016/679 (the “GDPR”) and the GDPR as it forms part of the laws of England and Wales, Scotland and Northern Ireland (the “UK GDPR”) could (in the worst case) attract regulatory penalties up to the greater of (i) 20 million Euros in respect of the GDPR / £17.5 million in respect of the UK GDPR (as applicable), and (ii) 4% of group annual worldwide turnover, as well as the possibility of other enforcement actions (such as suspension of processing activities and audits), and liabilities from third-party claims.
Our operations will be impacted by a growing movement to adopt comprehensive privacy and data protection laws similar to the GDPR, including in the U.S., where such laws focus on privacy as an individual right in general. For example, the State of California passed the California Consumer Privacy Act of 2018 (as amended, the “CCPA”), which took effect on January 1, 2020. The CCPA generally applies to businesses that collect personal information about California consumers and meet certain thresholds with respect to revenue or buying and/or selling consumers’ personal information. The CCPA imposes stringent legal and operational obligations on such businesses as well as certain affiliated entities that share common branding. The CCPA is enforceable by the California Attorney General. Additionally, if unauthorized access, theft, or disclosure of a consumer’s personal information occurs, and the business did not maintain reasonable security practices, consumers could file a civil action (including a class action) without having to prove actual damages. Statutory damages range from $100 to $750 per consumer per incident, or actual damages, whichever is greater. The California Attorney General also may impose civil penalties ranging from $2,500 to $7,500 per violation. Further, California passed the California Privacy Rights Act of 2020 (the “CPRA”) to amend and extend the protections of the CCPA. Under the CPRA, which became effective on January 1, 2023, California established a new state agency focused on the enforcement of its privacy laws, leading to greater levels of enforcement and greater costs related to compliance with the CCPA and CPRA.
Other jurisdictions, including other states in the United States, have either passed, proposed, adopted or are considering similar laws and regulations to the CCPA, CPRA and GDPR, which could impose similarly significant costs, potential liabilities and operational and legal obligations. Further, the fund’s portfolio companies and/or each of their affiliates are subject to regulations related to privacy, data protection and information security in the jurisdictions in which they do business. Such laws and regulations vary from jurisdiction to jurisdiction, thus increasing costs, operational and legal burdens and the potential for significant liability on regulated entities.
Non-compliance with any applicable Privacy Laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. Breaches in security could potentially jeopardize our, our employees’ or our product investors’ or counterparties’ confidential or other information processed and stored in, or transmitted through, our computer systems and networks (or those of our third party vendors), or otherwise cause interruptions or malfunctions in our, our employees’, our product investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our product investors and other counterparties, fines or penalties, litigation, regulatory intervention or reputational damage, which could also lead to loss of product investors or clients.
Finally, there continues to be significant evolution and developments in the use of artificial intelligence technologies, such as ChatGPT. We cannot fully determine the impact or cybersecurity risk of such evolving technology to our business at this time. We may incorporate, directly or through third-party vendors, the use of artificial intelligence (“AI”) into our business and operations, and anticipate that usage and adoption of AI in the marketplace will continue to grow. As with many disruptive innovations, AI presents risks and challenges that could affect its accuracy adoption and therefore our business. While we intend the use of any AI to make processes more efficient, AI models may not achieve sufficient levels of accuracy. AI algorithms may be flawed, the datasets on which such algorithms are trained may be insufficient, raise privacy concerns or contain biased information, which could undermine the decisions, predictions or analysis of AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. A number of jurisdictions have passed laws and implemented regulations, or are considering the same, related to the use of AI and affecting AI companies, which could limit or adversely affect our business. Further, we may not be able to control how third-party AI technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions.

We and our portfolio companies are subject to increasing scrutiny from certain investors, third party assessors and our shareholders with respect to ESG-related topics.
We and our portfolio companies face increasing scrutiny from certain investors, third party assessors that measure companies’ ESG performance and our shareholders related to ESG-related topics, including in relation to diversity and inclusion, human rights, environmental stewardship, support for local communities, corporate governance and transparency. For example, we and the companies in which we invest risk damage to our brands and reputations if we or they do not act (or are perceived to not act) responsibly either with respect to responsible investing processes or ESG-related practices. Adverse incidents related to ESG practices could impact the value of our brand or the companies in which we invest, or the cost of our or their operations and relationships with investors, all of which could adversely affect our business and results of operations. Further, there can be no assurance that any of our Adviser’s ESG initiatives, or commitments will meet the standards or expectations of our shareholders or other stakeholders. There can be no assurance that our Adviser will be able to accomplish any goals related to responsible investing or ESG practices, as statements regarding its ESG and responsible investing commitments and priorities reflect its current estimates, plans and/or aspirations and are not guarantees that it will be able to achieve them within the timelines announced or at all. Additionally, the Adviser may determine in its discretion that it is not feasible or practical to implement or complete certain aspects of its responsible investing program or ESG initiatives based on cost, timing or other considerations.
In recent years, certain investors have placed increasing importance on policies and practices related to responsible investing and ESG for the products to which they commit capital, and investors may decide not to commit capital to future fundraises based on their assessment of the Adviser’s approach to and consideration of ESG-related issues or risks. Similarly, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If the Adviser’s responsible investing or ESG-related practices or ratings do not meet the standards set by such investors or organizations, or if the Adviser receives a negative rating or assessment from any such organization, or if the Adviser fail, or is perceived to fail, to demonstrate progress toward its ESG priorities and initiatives, they may choose not to invest in us, and we may face reputational damage. Similarly, it is expected that investor and/or shareholder demands will require the Adviser to spend additional resources and place increasing importance on business relevant ESG factors in its review of prospective investments and management of existing ones. Devoting additional resources to our responsible investing or ESG-related practices could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. To the extent our access to capital from investors focused on ESG ratings or ESG-related matters is impaired, we may not be able to maintain or increase the size of our existing products or raise sufficient capital for new products, which may adversely affect our revenues. Further, growing interest on the part of investors and regulators in ESG-related topics and themes and increased demand for, and scrutiny of, ESG-related disclosure by asset managers, have also increased the risk that asset managers could be perceived as, or accused of, making inaccurate or misleading statements regarding the ESG-related investment strategies of their and their funds’ responsible investing or ESG-related efforts or initiatives, or “greenwashing.” This risk may also materialize where ESG-related statements and/or disclosures made by our portfolio companies are materially inconsistent with our ESG-related statements or disclosures, including those made on a voluntary basis or pursuant to any applicable regulation, such as Regulation EU 2019/2088 on sustainability-related disclosures in the financial services sector (“SFDR”) or the Corporate Sustainability Reporting Directive (“CSRD.”) Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.
At the same time, various stakeholders may have differing approaches to responsible investing activities or divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. A growing number of states have enacted or proposed “anti-ESG” policies, legislation, issued related legal opinions and engaged in related litigation. For example: (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively affect the results of operations or cash flow. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. In addition, state attorneys general, among others, have asserted that the Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate DEI practices increasing throughout 2024. Additionally, in January 2025, the new U.S. Presidential administration signed a number of executive orders focused on DEI (the “Executive Orders”), which include a broad mandate to eliminate federal DEI programs and a caution to the private sector to end what may be viewed as illegal DEI discrimination and preferences. The Executive Orders also indicate upcoming compliance investigations of private entities, including publicly traded companies, and changes to federal contracting regulations. If the Adviser does not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation and/or constrain our investment and fundraising opportunities. Such scrutiny of both ESG and DEI related practices could expose the Adviser to the risk of investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us.

We are subject to increasing scrutiny with respect to ESG-related issues and the regulatory disclosure landscape surrounding related topics continues to evolve.
Responsible investing, ESG practices and ESG-related disclosures have been the subject of increased focus by certain regulators, and regulatory initiatives related to ESG-specific topics that are applicable to us, our products and our products’ portfolio companies could adversely affect our business. There has been a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, including in the United States, the European Union and the United Kingdom.
For example, in March 2024, the SEC adopted final rules intended to enhance and standardize climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. Further, the SEC sometimes reviews compliance with ESG commitments in examinations, and it has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors.
In addition, in October 2023, California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of climate-related claims, including the use of voluntary carbon credits to achieve such claims. From a European perspective, the European Union has adopted legislation aimed at increasing transparency for investors of sustainability-related policies, processes, performance and commitments which apply to certain of our products, including , without limitation: (a) the SFDR, for which most rules took effect beginning on March 10, 2021 and (b) Regulation (EU) 2020/852 on the establishment of a framework to facilitate sustainable investment, and amending the SDFR.

Further, the European Commission is currently considering whether to propose further changes or amendments to the SFDR and the associated regulatory framework. Relatedly, the European Securities and Markets Authority (“ESMA”) has identified promoting transparency through effective sustainability disclosures and addressing greenwashing as one of its key priorities per ESMA’s sustainable finance roadmap and strategy. ESMA has also introduced guidelines on funds with ESG, impact, transition or sustainability-related terms in their names.
There are still some uncertainties regarding the operation of some of these requirements and how they might evolve, and an established market practice is still being developed in certain cases, which can lead to diverging implementation and/or operationalization, data gaps or methodological challenges which may affect our ability to collect relevant data. These regimes continue to evolve and there is still a lack of clarity and established practice around the approach to their supervision and enforcement, which may vary across national competent authorities. There is a risk that a development or reorientation in the regulatory requirements or market practice in this respect could be adverse to our investments if they are perceived to be less valuable as a consequence of, among other things, their carbon footprint or perceived “greenwashing.” Compliance with requirements of this nature may also increase risks relating to financial supervision and enforcement action. There is the additional risk that market expectations in relation to certain commitments under the SFDR, such as disclosures made in relation to financial products, could adversely affect our ability to raise capital, especially from EEA investors.
There are a variety of other regulatory initiatives related to ESG-specific topics that may be applicable to us, our products or our products’ portfolio companies. For example, on January 5, 2023, the CSRD came into effect. The CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks and insurance companies under the Non-Financial Reporting Directive (2014/95/EU) (“NFRD”). The CSRD requires a much broader range of companies, including non-EU companies with significant turnover and a legal presence in EU markets, to produce detailed and prescriptive reports on sustainability-related matters within their financial statements. Although we are not currently directly in-scope of CSRD, it is possible that we may become subject to CSRD. This may result in additional compliance burdens and increased legal, accounting and compliance costs and enhanced disclosure obligations.
In November 2023, the Sustainability Labelling and Disclosure of Sustainability-Related Financial Information Instrument 2023 (“SDR”) introduced sustainability disclosure requirements, voluntary investment product labels and an ‘anti-greenwashing’ rule. The anti-greenwashing rule applies to all UK-authorized firms in relation to sustainability-related claims made in their communications, and/or communications of financial promotions with, clients in the UK. The balance of the new regime is currently directed at UK investment funds and UK-regulated asset management firms as well as distributors of such funds; however, the FCA consulted in Spring 2024 as to whether to extend the SDR to portfolio management, and the UK Government also announced in May 2024 its intention to launch a consultation on whether to extend the scope of SDR to overseas funds.
In Asia, examples of ESG-related regulations including those by regulators in Singapore and Hong Kong have released guidelines for asset managers to integrate climate risk considerations in investment and risk management processes, together with enhanced disclosure and reporting and have also issued enhanced rules for certain ESG funds on general ESG risk management and disclosure.
As a result of these and other legislative and regulatory initiatives, and as our business grows through acquisition activity or changes to our structure, we or the Adviser may be required to provide additional disclosure to our investors with respect to ESG matters. This exposes us to increased disclosure risks, for example due to a lack of available or credible data, and the potential for conflicting disclosures may also expose us to an increased risk of misstatement litigation or miss-selling allegations. Failure to manage these risks could result in a material adverse effect on our business in a number of ways. Compliance with frameworks of this nature may create an additional compliance burden and increased legal, compliance, governance, reporting and other costs to funds and/or fund managers because of the need to collect certain information to meet the disclosure requirements. In addition, where there are uncertainties regarding the operation of the framework, a lack of official, conflicting or inconsistent regulatory guidance, a lack of established market practice and/or data gaps or methodological challenges affecting the ability to collect relevant data, funds and/or fund managers may be required to engage third party advisers and/or service providers to fulfil the requirements, thereby exacerbating any increase in compliance burden and costs. To the extent that any applicable jurisdictions enact similar laws and/or frameworks, there is a risk that we may not be able to maintain alignment of a particular investment with such frameworks, and/or may be subject to additional compliance burdens and costs, which might adversely affect us.

Risks Related to the Mergers
Our shareholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.
Our shareholders will experience a substantial reduction in their respective percentage ownership interests and effective voting power in respect of the combined company relative to their respective percentage ownership interests in us prior to the Mergers. Consequently, our shareholders should expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over the management and policies of us.

Prior to completion of the Mergers, subject to certain restrictions in the Merger Agreement, and certain restrictions under the 1940 Act for issuances at prices below the then current net asset value per share of OTF’s common stock and our common stock, we and OTF may issue additional shares of our common stock and OTF’s common stock, respectively.

We may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.
The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of our investment portfolio with OTF’s investment portfolio and the integration of our business with OTF’s business. There can be no assurance that our investment portfolio or business can be operated profitably or integrated successfully into OTF’s operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company, and there can be no assurance that there will not be substantial costs associated with the transition process or that there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of our investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.
OTF also expects to achieve certain cost savings from the Mergers when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume OTF will be able to combine our operations and OTF’s in a manner that permits those cost savings to be fully realized. In addition, immediately after the occurrence of the effective time of the Initial Merger and prior to the Second Merger, the Investment Advisory Agreement and the Administration Agreement shall be automatically terminated, and we shall be responsible for any final or outstanding payments owed under these agreements, which could impact estimates and cost savings. If the estimates turn out to be incorrect or if OTF is not able to combine our investment portfolio or business with the operations of OTF successfully, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.

The Mergers may trigger certain “change of control” provisions and other restrictions in contracts of OTF, us or our affiliates and the failure to obtain any required consents or waivers could adversely impact the combined company.
Certain of our or OTF’s agreements or contracts of our respective affiliates, which may include agreements governing indebtedness of OTF, will or may require the consent or waiver of one or more counterparties in connection with the Mergers. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or OTF’s or our obligations under any such agreement because the Mergers or other transactions contemplated by the Merger Agreement may violate an anti-assignment, change of control or other similar provision relating to any of such transactions. If this occurs, OTF may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. We cannot assure you that OTF will be able to replace or amend any such agreement on comparable terms or at all.
If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Mergers, including preventing OTF from operating a material part of our business.
In addition, the consummation of the Mergers may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain agreements of OTF or us. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Mergers.

The opinions delivered to the OTF Special Committee and considered by the OTF Board and the opinions delivered to the OTF II Special Committee and considered by the OTF II Board by the respective financial advisors to the OTF Special Committee and the OTF II Special Committee prior to the signing of the Merger Agreement will not reflect changes in circumstances since the date of the opinions.
The opinions of financial advisors to the special committee (the “OTF Special Committee”) of the board of directors of OTF (the “OTF Board”) comprised of all of the independent members of the OTF Board in their capacity as such and the special committee (the “OTF II Special Committee”) of the Board comprised of all of the independent members of the Board in their capacity as such, were delivered to the parties’ respective special committees of the boards on, and dated, November 12, 2024, and were subsequently considered by the parties’ respective boards of directors. Changes in the operations and prospects of OTF or us, general market and economic conditions and other factors that may be beyond the control of us or OTF may significantly alter OTF’s or our respective value or the price of shares of OTF’s common stock or our common stock by the time the Mergers are completed. The opinions do not speak as of the time the Mergers will be completed or as of any date other than the date of such opinions.

The announcement and pendency of the Mergers could adversely affect both OTF’s and our business, financial results and operations.
The announcement and pendency of the Mergers could cause disruptions in and create uncertainty surrounding both OTF’s and our business, including affecting relationships with existing and future borrowers, which could have a significant negative impact on future revenues and results of operations, regardless of whether the Mergers are completed. In addition, we and OTF have diverted, and will continue to divert, management resources towards the completion of the Mergers, which could have a negative impact on each of our and OTF’s future revenues and results of operations.
We and OTF are also subject to restrictions on the conduct of each of our and OTF’s businesses prior to the completion of the Mergers as provided in the Merger Agreement, generally requiring us and OTF to conduct business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on each of our and OTF’s respective ability to make certain investments and acquisitions, sell, transfer or dispose of our and OTF’s respective assets, amend each of our and OTF’s respective organizational documents and enter into or modify certain material contracts. These restrictions could prevent us or OTF from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on the respective future investment income and results of operations of each of OTF and/or the combined company following the Mergers.

If the Mergers do not close, we will not benefit from the expenses incurred in pursuit of the Mergers.
The Mergers may not be completed. If the Mergers are not completed, we and OTF will have incurred substantial expenses for which no ultimate benefit will have been received. Both companies have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed. OTCA, OTF’s investment advisor, has agreed to reimburse certain fees and expenses associated with the Mergers up to a cap of $4.75 million but solely in the event the Mergers are consummated.

The termination of the Merger Agreement could negatively impact us.
If the Merger Agreement is terminated, there may be various consequences, including:
• our businesses may have been adversely impacted by the failure to pursue other beneficial opportunities, including the opportunity to list our common stock on a national securities exchange, due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers; and
• we may not be able to find a party willing to pay an equivalent or more attractive price than the price OTF agreed to pay in the Mergers.
If we have not consummated a Liquidity Event by December 1, 2028, subject to extension for two one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approval and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve us in an orderly manner. Neither the OTF Board nor the Board has determined to conduct an Exchange Listing or a Liquidity Event in a timely manner, or at all and there are no assurances that they will do so; however, if the Mergers are not completed in a timely manner or at all, the period of time remaining before we are required to list on a national securities exchange or consummate a Liquidity Event will be reduced.

The Merger Agreement limits our ability to pursue alternatives to the Mergers.
The Merger Agreement contains provisions that limit our ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of us. These provisions, which are typical for transactions of this type might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Mergers or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

The Mergers are subject to closing conditions, including shareholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to our business and operations.
The Mergers are subject to closing conditions, including certain approvals of OTF’s shareholders and our shareholders and the receipt of any necessary state securities or “blue sky” authorizations, that, if not satisfied, will prevent the Mergers from being completed. The closing condition that our shareholders adopt the Merger Agreement and approve the Mergers (the “Merger Proposal”) may not be waived under applicable law and must be satisfied for the Mergers to be completed. If our shareholders do not approve the Merger Proposal and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition, the closing condition that OTF’s shareholders approve OTF’s Second Articles of Amendment and Restatement (the “Amended OTF Charter”) may not be waived under applicable law and must be satisfied for the Mergers to be completed. If OTF’s shareholders do not approve the Amended OTF Charter and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition to the required approvals of OTF’s shareholders and our shareholders, the Mergers are subject to a number of other conditions beyond OTF’s and our control that may prevent, delay or otherwise materially adversely affect completion of the Mergers. We cannot predict whether and when these other conditions will be satisfied.

Litigation filed against OTF and us in connection with the Mergers could result in substantial costs and could delay or prevent the Mergers from being completed.
From time to time, we and OTF may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Mergers. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the liquidity and financial condition of OTF and/or the combined company following the Mergers or could prevent the Mergers from being completed.

We and OTF will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.
Uncertainty about the effect of the Mergers may have an adverse effect on OTF and us and, consequently, on the combined company following completion of the Mergers. These uncertainties may cause those that deal with OTF and us to seek to change their existing business relationships with OTF and us, respectively, and could impact OTF’s ability to conduct an Exchange Listing in a timely manner or at all.
In addition, the Merger Agreement restricts OTF and us from taking actions that they might otherwise consider to be in their best interests. These restrictions may prevent OTF and us from pursuing certain business opportunities that may arise prior to the completion of the Mergers.

We and OTF may waive one or more conditions to the Mergers without resoliciting shareholder approval.
Certain conditions to OTF’s and our respective obligations to complete the Mergers may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of OTF and us. In the event that any such waiver does not require resolicitation of shareholders, the parties to the Merger Agreement will have the discretion to complete the Mergers without seeking further shareholder approval. The conditions requiring the approval of the Amended OTF Charter by OTF’s shareholders and the Merger Proposal by our shareholders, however, cannot be waived.

OTF’s shareholders and our shareholders do not have appraisal rights in connection with the Mergers.
Appraisal rights are statutory rights that enable shareholders to dissent from certain extraordinary transactions, such as certain mergers, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to shareholders in connection with the applicable transaction. Under Maryland law, OTF’s shareholders and our shareholders will not have rights to an appraisal of the fair value of their shares in connection with the Mergers.

The Mergers may not be treated as a tax-free reorganization under Section 368(a) of the Code.
We and OTF intend that the Mergers will qualify as a tax-free reorganization under Section 368(a) of the Code, and each expect to receive a legal opinion to that effect. However, if the IRS or a court determines that the Mergers should not be treated as a tax-free reorganization under Section 368(a) of the Code, then a shareholder would generally recognize gains or losses for U.S. federal income tax purposes upon the exchange of our common stock for OTF’s common stock in the Mergers.

OTF is expected to be subject to an annual limitation on its use of our capital loss carryforwards (and certain unrecognized built-in losses), if any.
We may have capital loss carryforwards (and unrealized built-in losses) for U.S. federal income tax purposes. Subject to certain limitations, capital loss carryforwards and recognized built-in losses may be used to offset future recognized capital gains. Section 382 of the Code imposes an annual limitation on the ability of a corporation, including a RIC, that undergoes an “ownership change” to use its capital loss carryforwards and unrealized built-in losses. The Mergers are expected to result in such an “ownership change” of us for the purposes of Section 382 of the Code. Such a limitation may, for any given year, have the effect of potentially increasing the amount of OTF’s U.S. federal net capital gains for such year and, hence, the amount of capital gains dividends OTF would need to distribute to remain a RIC and to avoid U.S. income and excise tax liability, as compared to what the net capital gains would be with full use of such losses.

The combined company may incur adverse tax consequences if either we or OTF have failed or fails to qualify for taxation as a RIC for United States federal income tax purposes.

Each of OTF and us have elected to qualify as a RIC and operated in a manner that it believes has allowed it to qualify as a RIC for U.S. federal income tax purposes under the Code and intends to continue to do so through and (with respect to OTF) following the Mergers. In order to qualify as a RIC, a corporation must satisfy numerous requirements relating to, among other things, the nature of its assets and income and its distribution levels. If we or OTF have failed or fails to qualify as a RIC for U.S. federal income tax purposes, the combined company may have significant tax liabilities, or may have to make significant distributions and pay penalty or excise taxes in order to maintain RIC qualification. These liabilities could substantially reduce the combined company’s cash available for distribution to its shareholders and the value of OTF’s common stock. In addition, if either we or OTF have failed or fail to qualify as a RIC for U.S. federal income tax purposes, the analysis of the Mergers as a tax-free reorganization could be impacted.

Risks Related to Our Adviser and Its Affiliates

Our Adviser and its affiliates, including our officers and some of our directors, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking or speculative investments, or cause our Adviser to use substantial leverage.
Our Adviser and its affiliates receive fees from us in return for their services. These fees may include certain incentive fees based on the amount of appreciation of our investments and arrangement, structuring or similar fees from portfolio companies in which we invest. These fees could influence the advice provided to us or create an incentive for our Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such incentive fees. Generally, the more equity we sell in public offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to our Adviser. The way in which the incentive fee is determined may encourage our Adviser to use leverage to increase the leveraged return on our investment portfolio.
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
Blue Owl is not prohibited from raising money for and managing future investment entities, in addition to the Blue Owl Credit Clients, that make the same or similar types of investments as those we target. As a result, the time and resources that our Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by our Adviser or its affiliates for the same investors and investment opportunities. Furthermore, certain members of the Technology Lending Investment Committee or our affiliates are officers of Blue Owl and will devote a portion of their time to the operations of Blue Owl, including with respect to public company compliance.

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
Because our Adviser and its affiliates manage assets for, or may in the future manage assets for, other investment companies, pooled investment vehicles and/or other accounts (including institutional clients, pension plans, insurance companies, co-invest vehicles and certain high net worth individuals), including the Blue Owl Credit Clients, and we may compete for capital and investment opportunities with these entities, certain conflicts of interest are present. These include conflicts of interest relating to the allocation of investment opportunities by our Adviser and its affiliates; compensation to our Adviser; services that may be provided by our Adviser and its affiliates to issuers in which we may invest; investments by us and other clients of our Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by our Adviser; differing recommendations given by our Adviser to us versus other clients; our Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; restrictions on our Adviser’s use of “inside information” with respect to potential investments by us; the allocation of certain expenses; and cross transactions.
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

Reductions, waivers or absorptions of fees and costs can temporarily result in higher returns to shareholders than they would otherwise receive if full fees and costs were charged.

The Adviser and its affiliates are permitted to reduce, waive or absorb some of the fees or costs otherwise due by us. While this activity can be seen as friendly to shareholders, reductions, waivers and absorptions of fees and costs result in higher returns to shareholders than such shareholders would receive if full fees and costs were charged. There is no guarantee that any reductions, waivers or absorptions will occur in the future, and any reductions, waivers and absorptions are entirely at the discretion of the Adviser.

Products within Blue Owl’s Real Assets platform may enter into sale lease-back transactions with our portfolio companies or with borrowers under our credit facilities.
From time to time, companies in which we have invested or may invest, may enter into sale-leaseback transactions with products within Blue Owl’s Real Assets platform. As a result of these arrangements we could be a creditor to, or equity owners of, a company at the same time that company is a tenant of a product within Blue Owl’s Real Assets platform. If such a company were to encounter financial difficulty or default on its obligations as a borrower, our Adviser could be required to take actions that may be adverse to those of Blue Owl’s Real Assets platform in enforcing our rights under the relevant facilities or agreements, or vice versa. This could lead to actual or perceived conflicts of interest.

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
We rely on an order for exemptive relief (as amended, the “Order”), which has been granted to OCA and certain of its affiliates, including us, on which we are permitted to rely, by the SEC that permits us to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to our Order to permit us to participate in follow-on investments in our existing portfolio companies with certain Affiliated Funds, when such private funds are not invested in such existing portfolio company.
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
Our Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement (and, separately, under the Administration Agreement), and it will not be responsible for any action of our Board in declining to follow our Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of our Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of their duties. We have also agreed to indemnify, defend and protect our Adviser and its directors, officers, shareholders, members, agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of our Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of our Adviser not arising out of criminal conduct, willful misfeasance, bad faith or gross negligence in the performance of their duties. However, in accordance with Section 17(i) of the 1940 Act, neither our Adviser nor any of its affiliates, directors, officers, members, employees, agents, or representatives may be protected against any liability to us or our investors to which it would otherwise be subject by reason of criminal conduct, willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of its office. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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
In addition, as market conditions permit, we have and may continue to securitize our loans to generate cash for funding new investments. To securitize loans, we have and may continue to create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We have and may continue to retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. See “— We are subject to certain risks as a result of our interests in the CLO Preferred Shares”; and “The subordination of the CLO Preferred Shares will affect our right to payment.”

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

We have invested and may continue to invest through joint ventures, partnerships and other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
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
We have pursued and may continue to pursue growth through strategic investments in new businesses, including through investments in our specialty finance vehicles. Completion and timing of any such strategic investments may be subject to a number of contingencies, including the uncertainty in reaching a commercial agreement with our counterparty, our ability to obtain required board, shareholder and regulatory approvals, as well as any required financing (or the risk that these are obtained subject to terms and conditions that are not anticipated). We may not be required to announce an acquisition or strategic transaction until a definitive agreement is reached and the announcement or consummation of any such transaction may adversely impact our business relationships or engender competitive responses.
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
Our investments may consist of broadly syndicated loans that were not originated by us. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. Accordingly, we may be precluded from directing such actions unless we or our investment adviser is the designated administrative agent or collateral agent or we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure shareholders that the actions taken will be in our best interests.
There is also a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.
In addition, a significant number of high yield loans in the market, in particular the broadly syndicated loan market, may consist of “covenant-lite” loans. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Ownership of “covenant-lite” loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

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
As of December 31, 2024, our investments in systems software and application software represented 20.3% and 15.1% of our portfolio at fair value, respectively. Our investments in these industries are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing these industries and, and interpretations thereof, may change frequently, the risk of defending against litigation claims based on allegations of infringement or other violations of intellectual property, the risk that portfolio companies may be unable to attract and retain qualified skilled IT personnel and software developers, the risk that rapid technological change, evolving industry standards and practices, and changing customer needs may negatively affect our portfolio companies and sensitivity to general economic conditions and cyclical demand.

As of December 31, 2024, our investments in health care technology represented 10.9% of our portfolio at fair value. Our investments in health care technology are subject to substantial risks, including, but not limited to, the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Current or future laws and regulations could force our portfolio companies engaged in health care to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.
As of December 31, 2024, our investments in diversified financial services represented 10.5% of our portfolio at fair value. Our investments in diversified financial services are subject to a variety of risks, including, but not limited to, market uncertainty, additional or changing government regulations, disclosure requirements, limits on fees, increasing borrowing costs or limits on the terms or availability of credit to such portfolio companies, and other regulatory requirements, each of which may impact the conduct of such portfolio companies. Compliance with changing regulatory requirements will likely impose staffing, legal, compliance and other costs, and administrative burdens upon our investments in diversified financial services.
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
Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. In some instances a borrower may engage in liability management exercises with certain of its investors who agree to provide additional capital or capital on modified terms in exchange for a superior position in the portfolio company’s capital structure. In such instances, the collateral securing our investment may be reduced or our lien may be further subordinated. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.

We may not realize any income or gains from our equity investments.
We have invested in and may continue to invest in equity-related securities, including common equity, warrants, preferred stock and convertible preferred securities. These equity interests we acquire may not appreciate in value and, in fact, may decline in value if the company fails to perform financially or achieve its growth objectives. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments since these securities may have restrictions on their transfer or may not have an active trading market. Equity investments also have experienced significantly more volatility in their returns and may under-perform relative to fixed income securities during certain periods. An adverse event, such as an unfavorable earnings report, may depress the value. Also, prices of equity investments are sensitive to general movements in the stock market and a drop in the stock market may depress the price of common stock investments to which we have exposure. Equity prices fluctuate for several reasons including changes in investors’ perceptions of the financial condition of an issuer or the general condition of the relevant stock market, or when political or economic events affecting the issuers occur. In addition, common stock prices may be particularly sensitive to rising interest rates, as the cost of capital rises and borrowing costs increase.
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

To the extent original issue discount (“OID”) and payment-in-kind (“PIK”) interest income constitute a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.
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
Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require additional debt financing or equity capital to operate. We generally are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to maintain our tax treatment as a RIC. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain further debt or equity financing on acceptable terms, our ability to acquire additional investments and to expand our operations will be adversely affected. As a result, we would be less able to diversify our portfolio and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders. See “—If we are unable to obtain additional debt financing, or if our borrowing capacity is materially reduced, our business could be materially adversely affected.”

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

We and our portfolio companies are, and will continue to be, exposed to risks associated with changes in interest rates.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our portfolio company investments and our investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as the SOFR, the SONIA, the Euro Interbank Offered Rate, the Federal Funds rate or Prime rate. Increases in interest rates have made and may continue to make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold and may increase defaults even where our investment income increases. Elevated interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates have increased and the corresponding risk of default by borrowers has increased, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities.
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

Portions of our investment portfolio and our borrowings have floating rate components. As a result, the recent significant changes in market interest rates have increased our interest expense as has the incurrence of additional fixed rate borrowings. In periods of elevated interest rates, such as in the current market, our cost of funds increases, which tends to reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. In addition, our interest expense may not decrease at the same rate as overall interest rates because of our fixed rate borrowings, which could lead to greater declines in our net investment income. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
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
We have entered, and may in the future enter, into hedging transactions, which may expose us to risks associated with such transactions. We may seek to utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt securities from changes in market interest rates. Use of these hedging instruments may include counter-party credit risk. The scope of risk management activities we undertake varies based on the level of interest rates, prevailing foreign currency exchange rates, the types of investments that are made and other changing market conditions. To the extent we have non-U.S. investments, particularly investments denominated in non-U.S. currencies, our hedging costs will increase.
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
The success of our hedging strategy will depend on our ability to correctly identify appropriate exposures for hedging. In connection with the 2029 Notes, which bear interest at fixed rates, we entered into interest rate swaps to continue to align the interest rates of our liabilities with our investment portfolio, which consists of predominately floating rate loans. However, unanticipated changes in currency exchange rates or other exposures that we might hedge may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary, as may the time period in which the hedge is effective relative to the time period of the related exposure.
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
The Dodd-Frank Act and the CFTC enacted and the SEC has issued rules to implement, broad new regulatory and structural requirements applicable to OTC derivatives markets and, to a lesser extent, listed commodity futures (and futures options) markets. Similar changes are in the process of being implemented in other major financial markets.
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
In addition, as a result of rules adopted by U.S. and foreign regulators concerning certain financial contracts, including OTC derivatives, entered into with counterparties that have been designated as global systemically important banking organizations, we may be restricted in our ability to terminate such contracts following the occurrence of certain insolvency-related default events. Transactions with these counterparties, therefore, carry heighted risk in the event that the counterparty defaults on its obligations to us.

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

Under the terms of the loan sale agreements entered into in connection with our debt securitization transactions with respect to the CLOs (collectively, the “CLO Transactions”), we and certain financing subsidiaries sold and/or contributed to the respective issuers in connection with the particular CLO Transaction (the "CLO Issuers"), all of the ownership interest in the portfolio loans and participations held by the CLO Issuers on the closing date for the CLO Transaction for the purchase price and other consideration set forth in such loan sale agreements. As a result of the CLO Transactions, we hold all of the preferred shares issued by the CLO Issuers

(collectively, the “CLO Preferred Shares”), which comprise 100% of the equity interests (other than, in the case of CLO Issuers domiciled in the Cayman Islands, certain nominal interests held by a charitable trust for purposes of limiting the ability of the CLO Issuers to file for bankruptcy) in the CLO Issuers and in the case of certain CLO Transactions which have a Delaware limited liability company as co-issuer (the "CLO Co-Issuers"), such CLO Issuer in turn owns 100% of the equity of such CLO Co-Issuer. In the case of CLO Issuers organized in Delaware, we own the equity interests of such CLO Issuer (i.e., the CLO Preferred Shares). As a result, we expect to consolidate the financial statements of the CLO Issuers in our consolidated financial statements. However, once sold or contributed to a CLO, the underlying loans and participation interests have been securitized and are no longer our direct investment, and the risk return profile has been altered. In general, rather than holding interests in the underlying loans and participation interests, the CLO Transactions resulted in us holding equity interests in the CLO Issuers, with the CLO Issuers holding the underlying loans. As a result, we are subject both to the risks and benefits associated with the Preferred Shares and, indirectly, the risks and benefits associated with the underlying loans and participation interests held by the CLO Issuers. In addition, our ability to sell, amend or otherwise modify an underlying loan held by a CLO Issuer is subject to certain conditions and restrictions under the applicable CLO Transactions, which may prevent us from taking actions that we would take if we held such underlying loan directly.

The subordination of the CLO Preferred Shares will affect our right to payment.
The respective CLO Preferred Shares are subordinated to the notes issued and amounts borrowed by the CLO Issuers and CLO Co-Issuers, as applicable (collectively, the “CLO Debt”), respectively, and certain fees and expenses. If an overcollateralization test or an interest coverage test is not satisfied as of a determination date, the proceeds from the underlying loans otherwise payable to a CLO Issuer (which such CLO Issuer could have distributed with respect to the CLO Preferred Shares of such CLO Issuer) will be diverted to the payment of principal on the CLO Debt of such CLO Issuer. See “—The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.”
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
In addition, if an event of default occurs and is continuing with respect to the CLO Debt of a CLO Issuer, the holders of such CLO Debt will be entitled to determine the remedies to be exercised under the indenture pursuant to which such CLO Debt was issued (each a “CLO Indenture” and collectively, the “CLO Indentures”). Remedies pursued by the holders of CLO Debt could be adverse to our interests as the holder of CLO Preferred Shares, and the holders of CLO Debt will have no obligation to consider any possible adverse effect on such our interest or the interest of any other person. See “ —The holders of certain CLO Debt will control many rights under the CLO Indentures and therefore, we will have limited rights in connection with an event of default or distributions thereunder.”
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
Under each CLO Indenture, as long as any CLO Debt of the applicable CLO Issuer is outstanding, the holders of the senior-most outstanding class of such CLO Debt will have the right to direct the trustee or the applicable CLO Issuer to take certain actions under the applicable CLO Indenture or any related credit agreement. For example, these holders will have the right, following an event of default, to direct certain actions and control certain decisions, including the right to accelerate the maturity of applicable CLO Debt and, under certain circumstances, the liquidation of the collateral. Remedies pursued by such holders upon an event of default could be adverse to our interests.
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

The CLO Indentures require mandatory redemption of the respective CLO Debt for failure to satisfy coverage tests, which would reduce the amounts available for distribution to us.
Under the CLO Indentures governing the CLO Transactions, there are two coverage tests applicable to CLO Debt. These tests apply to each CLO Transaction separately. The first such test, the interest coverage test, compares the amount of interest proceeds received and, other than in the case of defaulted loans, scheduled to be received on the underlying loans held by each CLO Issuer to the amount of interest due and payable on the CLO Debt of such CLO Issuer and the amount of fees and expenses senior to the payment of such interest in the priority of distribution of interest proceeds. To satisfy this test interest received on the portfolio loans held by such CLO Issuer must meet a minimum percentage under the applicable CLO Indenture for the respective class or classes of the amount equal to the interest payable on the CLO Debt of such CLO Issuer for such class or classes, plus the senior fees and expenses. The second such test, the overcollateralization test, compares the adjusted collateral principal amount of the portfolio of underlying loans of each CLO Issuer to the aggregate outstanding principal amount of the CLO Debt of such CLO Issuer. To satisfy this second test at any time, this adjusted collateral principal amount must met a minimum percentage under the applicable CLO Indenture for the respective class or classes. In this test, certain reductions are applied to the principal balance of underlying loans in connection with certain events, such as defaults or ratings downgrades to “CCC” levels or below with respect to the loans held by each CLO Issuer. These adjustments increase the likelihood that this test is not satisfied. If either coverage test with respect to a CLO Transaction is not satisfied on any determination date on which such test is applicable, the applicable CLO Issuer must apply available amounts to redeem its CLO Debt in an amount necessary to cause such test to be satisfied. This would reduce or eliminate the amounts otherwise available to make distributions to us as the holder of the CLO Preferred Shares of such CLO Issuer.

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
Global climate change is widely considered to be a significant threat to the global economy. We and the companies in which we invest may face risks associated with climate change, including physical risks such as an increased frequency or severity of extreme weather events and rising sea levels and temperatures. In addition, climate change may also impact our profitability and costs, as well as pose systemic risks for our businesses and those of the companies in which we invest. For example, to the extent weather conditions are affected by climate change, energy use by us or the companies in which we invest could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of us or the companies in which we invest. On the other hand, a decrease in energy use due to weather changes may affect the financial condition of some of the companies in which we invest through decreased revenues. Additionally, extreme weather conditions in general require more system backup, adding to costs, including costs of insurance (particularly for real estate in certain regions), and can contribute to increased system stresses, including service interruptions.
The United States is currently a party to the Paris Agreement, which includes commitments from countries to reduce their greenhouse gas emissions, among other commitments. While the new U.S. Presidential administration recently announced the United States’ withdrawal from the Paris Agreement, this withdrawal is not expected to go into affect until early 2026. In addition, various other regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our business operations, products and products’ portfolio companies to other types of transition risks, such as: (i) political and policy risks, (including changing regulatory incentives, and legal requirements including with respect to greenhouse gas emissions that could result in increased costs or changes in business operations), (ii) regulatory and litigation risks (including changing legal requirements that could result in increased permitting, tax and compliance costs, enhanced disclosure obligations, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief related to impacts related to climate change), (iii) technology and market risks (including declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions), (iv) business trend risks (including requirements for certain portfolio companies related to capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations, and the increased attention to ESG considerations by our investors including in connection with their determination of whether to invest), and (v) potential harm to our reputation if our shareholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
Risks Related to an Investment in Our Common Stock

Our shares are not listed on an exchange or quoted through a quotation system and may not be listed for the foreseeable future, if ever. Therefore, our shareholders will have limited liquidity.
Our shares are illiquid investments for which there is not a secondary market nor is it expected that any such secondary market will develop in the future. Our common stock will not be registered under the Securities Act, or any state securities law and will be restricted as to transfer by law and the terms of our charter. Shareholders generally may not sell, assign or transfer their shares without prior written consent of our Adviser, which our Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares of our common stock. Shareholders must be prepared to bear the economic risk of an investment in us for an indefinite period of time.
We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our Board will consider in determining whether to conduct an Exchange Listing. If we do undertake an Exchange Listing, we cannot assure you a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and BDCs frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock, if listed on a national securities exchange, will trade at, above or below net asset value.

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

The value of our common stock may fluctuate significantly.

The value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
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
Subject to our Board’s discretion and applicable legal restrictions, we intend to authorize and declare cash distributions on a monthly or quarterly basis and pay such distributions on a monthly or quarterly basis. We expect to pay distributions out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC under the 1940 Act can limit our ability to pay distributions. Distributions from sources other than cash flows from operations also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. We cannot assure you that we will pay distributions to our shareholders in the future.

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

Our stockholders could receive shares of our common stock as dividends, which could result in adverse tax consequences to them.
Although we currently do not intend to do so, we are permitted to declare a large portion of a dividend in shares of common stock instead of cash at the election of each stockholder. Revenue Procedures issued by the IRS allow a publicly offered RIC to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all stockholders is required to be at least 20% of the aggregate declared distribution. The Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders could be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear to what extent we will be able to pay taxable dividends in cash and common stock (whether pursuant to IRS Revenue Procedures, a private letter ruling or otherwise).

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
Risks Related to an Investment in our Unsecured Notes

Our unsecured notes are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
We have issued notes that are unsecured by any of our assets or any of the assets of our subsidiaries. As a result, these notes are effectively subordinated, or junior, to any secured indebtedness or other obligations we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured that we later secure) to the extent of the value of the assets securing such indebtedness. Substantially all of our subsidiaries’ assets are currently pledged as collateral under our credit facilities or in connection with our CLOs. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the unsecured notes. Secured indebtedness is effectively senior to the unsecured notes to the extent of the value of the assets securing such indebtedness.

Our unsecured notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The unsecured notes are exclusively our obligations and not of any of our subsidiaries. None of our subsidiaries are a guarantor of the unsecured notes and the unsecured notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the unsecured notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the unsecured notes will be structurally subordinated, or junior, to our SPV Asset Facilities and CLOs and all existing and future indebtedness and other obligations (including trade payables) incurred by any of our subsidiaries, financing vehicles or similar facilities and any subsidiaries, financing vehicles or similar facilities that we may in the future acquire or establish. Our subsidiaries may incur indebtedness in the future, all of which would be structurally senior to the unsecured notes.

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

An increase in market interest rates could result in a decrease in the market value of our unsecured notes.
The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of our unsecured notes. In general, as market interest rates rise, debt securities bearing interest at fixed rates of interest decline in value. We cannot predict the future level of market interest rates.

The indenture under which the unsecured notes were issued contains limited protection for holders of our unsecured notes.
The indenture offers limited protection to holders of our unsecured notes. The terms of the indenture and the unsecured notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the unsecured notes. In particular, the terms of the indenture and the unsecured notes will not place any restrictions on our or our subsidiaries’ ability to:
• issue securities or otherwise incur additional indebtedness or other obligations other than an incurrence of indebtedness or other obligations that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a) of the 1940 Act or any successor provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from incurring additional borrowings, including through the issuance of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings;
• pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the unsecured notes;
• sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

• create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
• enter into transactions with affiliates;
• make investments; or
• create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
Furthermore, the terms of the indenture and the unsecured notes do not protect holders of the unsecured notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity.
Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the unsecured notes may have important consequences for you as a holder of the unsecured notes, including making it more difficult for us to satisfy our obligations with respect to the unsecured notes or negatively affecting the trading value of the unsecured notes.
Certain of our current debt instruments include more protections for their holders than the indenture and the unsecured notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the unsecured notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the unsecured notes.

The optional redemption provision may materially adversely affect your return on the unsecured notes.
The unsecured notes are redeemable in whole or in part at any time or from time to time at our option. We may choose to redeem the unsecured notes at times when prevailing interest rates are lower than the interest rate paid on the unsecured notes. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the unsecured notes being redeemed.

We may not be able to repurchase the unsecured notes upon a Change of Control Repurchase Event.
Upon the occurrence of a Change of Control Repurchase Event, as defined in the indenture that governs the unsecured notes, as supplemented, subject to certain conditions, we will be required to offer to repurchase all outstanding unsecured notes at 100% of their principal amount, plus accrued and unpaid interest. The source of funds for that purchase of the unsecured notes will be our available cash or cash generated from our operations or other potential sources, including borrowings, investment repayments, sales of assets or sales of equity. We cannot assure you that sufficient funds from such sources will be available at the time of any Change of Control Repurchase Event to make required repurchases of the unsecured notes tendered. Our debt instruments may contain restrictions and provisions that we would have to comply with in connection with any repurchase of the unsecured notes. If the holders of the unsecured notes exercise their right to require us to repurchase all the unsecured notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our existing or future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. It is possible that we will not have sufficient funds at the time of the Change of Control Repurchase Event to make the required repurchase of the unsecured notes or our other debt.

If an active trading market does not develop for the unsecured notes, you may not be able to resell them.
We do not intend to apply for listing of the unsecured notes on any securities exchange or for quotation of the unsecured notes on any automated dealer quotation system. If no active trading market develops, you may not be able to resell the unsecured notes at their fair market value or at all. If the unsecured notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. We cannot assure you that a liquid trading market will develop for the unsecured notes, that you will be able to sell the unsecured notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop for the unsecured notes, the liquidity and trading price for the unsecured notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the unsecured notes for an indefinite period of time.
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

We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.
To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “ITEM 1. BUSINESS — Certain U.S. Federal Income Tax Considerations.”
The Annual Distribution Requirement for a RIC generally will be satisfied if we distribute to our shareholders on an annual basis at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short term capital gains over realized net long term capital losses. In addition, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillover dividend” provisions of Subchapter M. We would be subject to U.S. federal income tax imposed at corporate rates on retained income and/or gains, including any short term capital gains or long term capital gains. We also must make distributions to satisfy the Excise Tax Avoidance Requirement and avoid a 4% excise tax on certain undistributed income. Because we may use debt financing, we are subject to (i) an asset coverage ratio requirement under the 1940 Act and may, in the future, be subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or choose or are required to retain a portion of our taxable income or gains, we could (1) be required to pay excise taxes and (2) fail to qualify for RIC tax treatment. If we fail to qualify for treatment as a RIC, and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made.
The income source requirement will be satisfied if we obtain at least 90% of our annual income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities or foreign currencies, net income from certain "qualified publicly traded partnerships," or other income derived from the business of investing in stock or securities.
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, to satisfy this requirement (1) at least 50% of the value of our assets must consist of (i) cash, cash items (including receivables), U.S. government securities, securities of other RICs, and (ii) other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (2) no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs of two or more issuers that are controlled by us and which are determined, under applicable Treasury regulations, to be engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships (as defined by the Code).” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to U.S. federal income tax imposed at corporate rates, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.
We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to U.S. federal income and state and local taxes. We may invest in certain foreign debt and equity investments, which could be subject to foreign taxes (such as income tax, withholding, and value added taxes).

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
We and our portfolio companies are subject to regulation by laws at the local, state, and federal levels. These laws and regulations, as well as their interpretation, could change from time to time, including as the result of interpretive guidance or other directives from the new U.S. Presidential administration, and new laws, regulations and interpretations could also come into effect. Any new or changed laws or regulations could have a material adverse effect on our business, and political uncertainty could increase regulatory uncertainty in the near term.
As a result of the 2024 U.S. election, a single political party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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
The central banks and, in particular, the U.S. Federal Reserve, have taken unprecedented steps in response to inflationary pressures. It is impossible to predict if, how, and to what extent the United States and other governments would further intervene in the credit markets. Such intervention is often prompted by politically sensitive issues involving family homes, student loans, real estate speculation, credit card receivables, pandemics, etc., and could, as a result, be contrary to what we would predict from an “economically rational” perspective. On the other hand, recent governmental intervention could mean that the willingness of governmental bodies to take additional extraordinary action is diminished. As a result, in the event of near-term major market disruptions, there might be only limited additional government intervention, resulting in correspondingly greater market dislocation and materially greater market risk.

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
Our Bylaws require that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Northern Division) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf (ii) any action asserting a claim of breach of any standard of conduct or legal duty owed by any of our directors, officers, or other agents to us or to our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the MGCL or the Charter or the Bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum selection provision in our Bylaws will not apply to claims arising under the federal securities laws, including the Securities Act and the Exchange Act. There is uncertainty as to whether a court would enforce such a provision, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, this provision may increase costs for shareholders in bringing a claim against us or our directors, officers or other agents. Any investor purchasing or otherwise acquiring our shares is deemed to have notice of and consented to the foregoing provision. The exclusive forum selection provision in our Bylaws may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other agents, which may discourage lawsuits against us and such persons. It is also possible that, notwithstanding such exclusive forum selection provision, a court could rule that such provision is inapplicable or unenforceable. If this occurred, we may incur additional costs associated with resolving such action in another forum, which could materially adversely affect our business, financial condition and results of operations.

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
The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Processes and Risk Assessment
We rely on the cybersecurity program implemented by Blue Owl, the indirect affiliate of our Adviser. Blue Owl has implemented a cybersecurity program, which is focused on (i) protecting confidential business, client, investor and employee information; (ii) maintaining the security and availability of its systems and data; (iii) supporting compliance with applicable laws and regulations; (iv) documenting cybersecurity incidents and its responses; and (v) notification of cybersecurity incidents to, and communications with, appropriate internal and external parties.
Blue Owl has implemented an information security governance policy (the “ISG Policy”) governing cybersecurity risk, which is designed to facilitate the protection of sensitive or confidential business, client, investor and any employee information that it stores or processes and the maintenance of critical services and systems. Blue Owl’s cybersecurity program is managed by Blue Owl’s Chief Technology Officer and Head of Technology Infrastructure (together, “Blue Owl IT Management”), who report to Blue Owl’s Chief Operating Officer. Blue Owl IT Management and its team are responsible for implementing proactive and reactive measures, including Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to its critical systems, including software and network changes, and various other technological and administrative safeguards. Blue Owl’s cybersecurity processes and systems are designed to protect against unauthorized access of information, including by cyber-attacks and Blue Owl’s policy and processes include, as appropriate, encryption, data loss prevention technology, authentication technology, entitlement management, access control, anti-virus and anti-malware software, and transmission of data over private networks. Blue Owl’s processes and systems aim to prevent or mitigate two main types of cybersecurity risk: first, cybersecurity risks associated with its physical and digital devices and infrastructure, and second, cybersecurity risks associated with third parties, such as people and organizations who have access to its devices, infrastructure or confidential or sensitive information. The cybersecurity-control principles that form the basis of Blue Owl’s cybersecurity program are informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST”).
Blue Owl’s cybersecurity program includes review and assessment by third parties of the cybersecurity processes and systems. These third parties assess and report on Blue Owl’s compliance with applicable laws and regulations and its internal incident response preparedness, including benchmarking to best practices and industry frameworks and help identify areas for continued focus and improvement. Annual penetration testing of its network, including critical systems and systems that store confidential or sensitive information, is conducted with third party consultants and vulnerabilities are reviewed and addressed by Blue Owl IT Management. When Blue Owl engages vendors and other third party partners who will have access to sensitive data or client systems and facilities, its infrastructure technology team assesses their cybersecurity programs and processes.
Blue Owl also provides its employees with cybersecurity awareness training at onboarding and annually, as well as interim security reminders and alerts. Blue Owl conducts regular phishing tests and provides additional training as appropriate. Blue Owl has a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of data accessed or processed by a third-party vendor.
Governance and Oversight of Cybersecurity Risks
Blue Owl has developed an incident response framework to identify, assess, manage and report cybersecurity events, which is managed and implemented by Blue Owl’s Cyber Risk Operating Committee (the “C-ROC”), a cross-functional management committee that includes its General Counsel, Chief Operating Officer, Chief Compliance Officer and Blue Owl IT Management. The incident response framework determines when the C-ROC should provide notifications regarding certain cybersecurity incidents, with different severity thresholds triggering notifications to different recipient groups, including senior members of Blue Owl’s management, Blue Owl’s Audit Committee or Blue Owl’s Board of Directors. The C-ROC is responsible for gathering information with respect to a cybersecurity incident, assessing its severity and potential responses, as well as communicating with business heads and senior management, as appropriate. This framework contemplates conducting simulated cybersecurity incident response exercises with members of senior management on an interim basis in coordination with external cyber counsel.
Blue Owl’s cybersecurity program, which is overseen by the C-ROC, is managed by IT Management as part of its responsibility for enterprise-wide cybersecurity strategy, policies, implementing Blue Owl’s monitoring and alert response processes, vulnerability management, changes made to our critical systems, including software and network changes and various other technological and administrative safeguards. The team is led by Blue Owl’s Chief Technology Officer, who has over 25 years of experience advising on technology strategy, including digital transformation, cybersecurity, business analytics and infrastructure, and Blue Owl’s Head of Technology Infrastructure, who has over 20 years of experience in the information technology field with a focus on IT risk governance and management, information security, incident response capabilities and assessing effectiveness of controls. The C-ROC meets regularly and forms cross-enterprise teams, as needed, to manage and implement key policies and initiatives of Blue Owl’s cybersecurity program.
The Audit Committee is primarily responsible for oversight and review of guidelines and policies with respect to risk assessment and risk management. Blue Owl’s Chief Technology Officer periodically reports to the Audit Committee as well as the full Board, as appropriate, on cybersecurity matters. Such reporting includes updates on Blue Owl’s cybersecurity program, the external threat environment and Blue Owl’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Blue Owl’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.
Impact of Cybersecurity Risks
In 2024, we did not experience a material cybersecurity incident, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. While we do not believe that our business strategy, results of operations or financial condition have been materially adversely affected by any cybersecurity incidents, we describe whether and how future incidents could have a material impact on our business strategy, results of operations or financial condition in “Item 1A. RISK FACTORS - Internal and external cybersecurity threats and risks, as well as other disasters, may adversely affect our business or the business or our portfolio companies by impairing the ability to conduct business effectively.” and “Increased data protection regulation may result in increased complexities and risk in connection with the operation of our business.”
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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
Holders
As of March 4, 2025, there were approximately 3,657 holders of our common stock.
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
The following table summarizes the distributions declared on shares of our common stock for the following period:

	December 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2024	March 29, 2024	May 15, 2024	$0.33
May 7, 2024	June 28, 2024	August 15, 2024	0.38
August 6, 2024	September 30, 2024	November 15, 2024	0.29
November 5, 2024	December 31, 2024	January 31, 2025	0.29
December 16, 2024 (supplemental dividend)	December 31, 2024	January 3, 2025	0.29
Total Distributions Declared			$1.58

Refer to “ITEM 8. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 10. Income Taxes for details.
Dividend Reinvestment Plan
We have adopted an “opt out” dividend reinvestment plan, pursuant to which we will reinvest all cash distributions declared by the Board on behalf of our shareholders who do not elect to receive their distribution in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock as described below, rather than receiving the cash dividend or other distribution. Any fractional share otherwise issuable to a participant in the dividend reinvestment plan will instead be paid in cash.
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
The plan is terminable by us upon notice in writing mailed to each shareholder of record at least 30 days prior to any record date for the payment of any distribution by us. As of March 6, 2025, we are suspending the dividend reinvestment plan. If the Mergers are not consummated, we will resume the dividend reinvestment plan for dividends payable after June 30, 2025.
The following table reflects the common stock issued pursuant to the dividend reinvestment plan for the following period:

	December 31, 2024
Date Declared	Record Date	Payment Date	Shares
November 7, 2023	December 29, 2023	January 31, 2024	282,231
February 21, 2024	March 29, 2024	May 15, 2024	343,042
May 7, 2024	June 28, 2024	August 15, 2024	455,375
August 6, 2024	September 30, 2024	November 15, 2024	386,132

Senior Securities
The table below presents information about our senior securities as of the following periods:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Credit Facility
December 31, 2024	$480.0	$2,143.7	—	N/A
December 31, 2023	$800.0	$1,881.3	—	N/A
December 31, 2022	$770.0	$1,957.8	—	N/A
Revolving Credit Facility
December 31, 2024	$409.6	$2,143.7	—	N/A
December 31, 2023	$288.4	$1,881.3	—	N/A
December 31, 2022	$126.4	$1,957.8	—	N/A
SPV Asset Facility I
December 31, 2024	$312.5	$2,143.7	—	N/A
December 31, 2023	$330.0	$1,881.3	—	N/A
December 31, 2022	$300.0	$1,957.8	—	N/A
SPV Asset Facility II
December 31, 2024	$—	$2,143.7	—	N/A
December 31, 2023	$270.0	$1,881.3	—	N/A
December 31, 2022	$50.0	$1,957.8	—	N/A
2023A Notes
December 31, 2024	$75.0	$2,143.7	—	N/A
December 31, 2023	$75.0	$1,881.3	—	N/A
2029 Notes
December 31, 2024	$700.0	$2,143.7	—	N/A
Athena CLO II
December 31, 2024	$288.0	$2,143.7	—	N/A
December 31, 2023	$288.0	$1,881.3	—	N/A
Athena CLO IV
December 31, 2024	$240.0	$2,143.7	—	N/A
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
Overview
Blue Owl Technology Finance Corp. II (the “Company”, “we”, “us” or “our”) is a Maryland corporation formed on October 5, 2021. We were formed primarily to originate and make debt and equity investments in technology-related, specifically software, companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from our debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles.
We are externally managed by Blue Owl Technology Credit Advisors II LLC (“the Adviser” or “our Adviser”). The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect affiliate of Blue Owl Capital Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. Subject to the overall supervision of our board of directors (the “Board”), the Adviser manages our day-to-day operations, and provides investment advisory and management services to us. The Adviser or its affiliates may engage in certain origination activities and receive attendant arrangement, structuring or similar fees. The Adviser is responsible for managing our business and activities, including sourcing investment opportunities, conducting research, performing diligence on potential investments, structuring our investments, and monitoring our portfolio companies on an ongoing basis through a team of investment professionals.
Through March 21, 2024 (the “Final Closing”), we conducted private offerings (each, a “Private Offering”) of our common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of our common stock pursuant to a subscription agreement entered into with us. Until the earlier of a Liquidity Event (as defined below) and the end of the Commitment Period (as defined below), investors were required to fund drawdowns to purchase shares of our common stock up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a drawdown notice to our investors. The initial closing of the Private Offering occurred on December 1, 2021 (the “Initial Closing”). As of January 15, 2025, the Capital Commitments were fully drawn. “Liquidity Event” means (i) a listing of the Company’s common stock on a national securities exchange (an “Exchange Listing”); (ii) a transaction, including a merger, in which the Company’s shareholders receive cash or shares of an entity, including an entity that is affiliated with the Company, and such shares are listed on a national securities exchange; or (iii) the sale of all or substantially all of the assets of the Company. The “Commitment Period” will continue until December 1, 2028, which is the earlier of the (i) five year anniversary of the Final Closing (March 21, 2024) and (ii) the seven year anniversary of the Initial Closing (December 1, 2028). If we have not consummated a Liquidity Event by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the Investment Company Act of 1940, as amended (the “1940 Act”)) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
Blue Owl consists of three product platforms: (1) Credit, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. The direct lending strategy of Blue Owl’s Credit platform is comprised of the Adviser, Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” and together with the Adviser, OCA, OTCA, OPFA, and ODCA, the “Blue Owl Credit Advisers”), which also are investment advisers. As of December 31, 2024, the Adviser and its affiliates had $135.7 billion of assets under management across Blue Owl’s Credit platform.
The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. We consider these individuals to be our portfolio managers. The Investment Team is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl’s four direct lending investment committees each focus on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s Credit platform’s investment committees. In addition to

Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani, Jon ten Oever and Arthur Martini. We consider the individuals on the Technology Lending Investment Committee to be our portfolio managers.The Investment Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis.
The Technology Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Technology Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be bought and sold), structures financings and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Technology Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Technology Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Technology Lending Investment Committee. The compensation packages of Technology Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
We may be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. We rely on an order for exemptive relief (as amended, the “Order”), that has been granted to OCA and certain of its affiliates, on which we are permitted to rely, by the SEC that permits us to co-invest with other funds managed by the Adviser or certain affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing, and (4) the proposed investment by us would not benefit our Advisers, the other affiliated funds that are participating in the investment or any affiliated person of any of them (other than the parties to the transaction, except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, the Order permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio company.
The Blue Owl Credit Advisers’ investment allocation policy seeks to ensure equitable allocation of investment opportunities over time between us and other funds managed by our Adviser or its affiliates. As a result of the Order, there could be significant overlap in our investment portfolio and the investment portfolio of the business development companies (“BDCs”), private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order and that have an investment objective similar to ours.
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

Our Investment Framework
We are a Maryland corporation formed primarily to originate and make loans to and make debt and equity investments in, technology-related, specifically software, companies based primarily in the United States. We originate and invest in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. Our investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments. We may hold our investments directly or through special purpose vehicles. We generally intend to invest in companies with a low loan-to-value ratio, which we consider to be 50% or below. Since our Adviser’s affiliates began investment activities in April 2016 through December 31, 2024, the Blue Owl Credit Advisers have originated $142.00 billion aggregate principal amount of investments across multiple industries, of which $138.04 billion of aggregate principal amount of investments prior to any subsequent exits or repayments, was retained by either us or a corporation or fund advised by our Adviser or its affiliates.
We invest at least 80% of the value of our total assets in “technology-related” companies. We define technology related companies as those that operate in the technology industry or sector, or those that are developing or offering goods to businesses and consumers which utilize scientific knowledge, including techniques, skills, methods, devices and processes to solve problems. We specifically focus on software and enterprise software companies within the technology and technology-related universe of companies. We invest in a broad range of established and high growth technology-related companies with a focus on enterprise software companies that are capitalizing on the large and growing demand for enterprise software products and services. These companies use technology extensively to improve business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media.
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
We target portfolio companies where we can structure larger transactions. As of December 31, 2024, our average investment size in each of our portfolio companies was approximately $43.0 million based on fair value. As of December 31, 2024, investments we classify as traditional financing, excluding the investment in Blue Owl Credit SLF LLC (“Credit SLF”) and certain investments that fall outside our typical borrower profile, represented 89.9% of our total portfolio based on fair value and these portfolio companies had weighted average annual revenue of $980 million, weighted average annual EBITDA of $277 million and a weighted average enterprise value of $5.7 billion. As of December 31, 2024, investments we classify as growth capital represented 8.9% of our total portfolio based on fair value and these portfolio companies had a weighted average enterprise value of $10.0 billion.
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
•costs of any reports, proxy statements or other notices to our shareholders (including printing and mailing costs);
•costs of any shareholder or director meetings and the compensation of personnel responsible for the preparation of the foregoing and related matters;
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
Limited Availability of Capital for Technology, Specifically Enterprise Software, Companies. We believe that technology companies have limited access to capital, driven by a lack of dedicated pools of capital focused on technology companies. Traditional lenders, such as commercial and investment banks, generally do not have flexible product offerings that meet the needs of technology-related companies and there has been a reduction in activity from commercial and investment banks as a result of regulatory and structural factors, industry consolidation and general risk aversion. In recent years, many commercial and investment banks have focused their efforts and resources on lending to large corporate clients and managing capital markets transactions rather than lending to technology-related companies. In addition, these lenders may be constrained in their ability to underwrite and hold loans and high yield securities, as well as their ability to provide equity financing, as they seek to meet existing and future regulatory capital requirements. We also believe that there is a lack of scaled market participants that are willing to provide and hold meaningful amounts of a customized financing solution for technology companies. As a result, we believe our focus on technology-related companies and our ability to invest across the capital structure, coupled with a limited supply of capital providers, presents an attractive opportunity to invest in technology companies.
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
Secular Trends Supporting Growth for Private Credit. According to Gartner, a research and advisory company, global technology spend was $5.3 trillion in 2024 and is expected to grow to more than $5.7 trillion in 2025. We believe global demand for technology products and services will continue to grow rapidly, and that growth will stimulate demand for capital from technology companies which will continue to require access to capital to refinance existing debt, support growth and finance acquisitions. We believe that periods of market volatility, such as the current period of market volatility caused, in part, by uncertainty regarding inflation and interest rates, and current geopolitical conditions, have accentuated the advantages of private credit. The availability of capital in the liquid credit market is highly sensitive to market conditions whereas we believe private lending has proven to be a stable and reliable source of capital through periods of volatility. We believe the opportunity set for private credit will continue to expand even as the public markets remain open. Financial sponsors and companies today are familiar with direct lending and have seen firsthand the strong value proposition that a private solution can offer. Scale, certainty of execution and flexibility all provide borrowers with a compelling alternative to the syndicated and high yield markets. Based on our experience, there is an emerging trend where higher quality credits that have traditionally been issuers in the syndicated and high yield markets are increasingly seeking private solutions independent of credit market conditions. In our view, this is supported by financial sponsors wanting to work with collaborative financing partners that have scale and breadth of capabilities. We believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $2.6 trillion as of December 31, 2024, coupled with a growing focus on technology investing by private equity sponsors, will continue to drive deal activity. We expect that technology companies, private equity sponsors, venture capital firms, and entrepreneurs will continue to seek partners to provide flexible financing for their businesses with debt and equity investments provided by companies such as us.
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
Portfolio and Investment Activity
As of December 31, 2024, based on fair value, our portfolio consisted of 86.2% first lien senior secured debt investments (of which 57% we consider to be unitranche debt investments (including “last out” portions of such loans)), 2.5% second lien senior secured debt investments, 2.0% unsecured debt investments, 5.5% preferred equity investments, 3.8% common equity investments, and less than 0.1% joint ventures.
As of December 31, 2024, our weighted average total yield of the portfolio at fair value and amortized cost was 10.3% and 10.4%, respectively, and our weighted average yield of debt and income producing securities at fair value and amortized cost was 10.6% and 10.7%, respectively. Refer to our weighted average yields and interest rates table for more information on our calculation of weighted average yields. As of December 31, 2024, the weighted average spread of total debt investments was 5.9%.
As of December 31, 2024, we had investments in 125 portfolio companies with an aggregate fair value of $5.4 billion. As of December 31, 2024, we had net leverage of 0.77x debt-to-equity.
The current lending environment is challenging as the broadly syndicated loan markets have remained active while merger and acquisition activity remains below historical levels; however, our platform continues to find attractive investment opportunities for deployment, predominantly in first lien originations. In addition, a large portion of our originations across the platform this quarter were deployed into existing borrowers as part of add-on transactions.
The credit quality of our portfolio has been consistent. We continue to focus on investing in industries we view as recession resistant and that we are familiar with, including service-oriented sectors such as software and healthcare, all of which serve diversified and durable end markets. Blue Owl serves as the administrative agent on many of our investments and the majority of our investments are supported by sophisticated financial sponsors who provide operational and financial resources. Our borrowers that we classify as traditional financing, which exclude certain investments that fall outside of our typical borrower profile, have a weighted average EBITDA of $277 million and we believe this scale contributes to the durability of our borrowers and their ability to adapt to different economic environments. In addition, Blue Owl’s direct lending strategy continues to invest in, and is often the lead lender or administrative agent on, transactions in excess of $1 billion in size, which gives us the ability to structure the terms of such deals to maximize deal economics and credit protection. The average hold size of Blue Owl’s direct lending strategy’s new investments has also increased to approximately $350 million (from approximately $200 million in 2021) and average total new deal size has increased to approximately $1.0 billion (from approximately $600 million in 2021).
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
We also continue to invest in Credit SLF and specialty financing portfolio companies, including Fifth Season Investments LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing DAC”), LSI Financing LLC (“LSI Financing LLC”) and AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC and AAM Series 2.1 Aviation Feeder, LLC (collectively, “Amergin AssetCo”) and in the future may invest through additional specialty finance portfolio companies, joint ventures, partnerships or other special purpose vehicles. See “Specialty Financing Portfolio Companies” and “Joint Ventures.” These companies may use our capital to support acquisitions which could lead to increased dividend income across well-diversified underlying portfolios.

Our investment activity for the following periods is presented below (information presented herein is at par value unless otherwise indicated).

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
New investment commitments
Gross originations	$3,579,029	$1,568,317	$2,814,523
Less: Sell downs	(15,864)	(13,609)	(60,359)
Total new investment commitments	$3,563,165	$1,554,708	$2,754,164
Principal amount of investments funded:
First-lien senior secured debt investments	$2,732,648	$1,313,878	$1,792,938
Second-lien senior secured debt investments	16,500	—	192,986
Unsecured debt investments	51,973	1,700	69,297
Preferred equity investments	16,721	22,461	340,277
Common equity investments	116,383	20,358	73,593
Joint ventures	948	—	—
Total principal amount of investments funded	$2,935,173	$1,358,397	$2,469,091
Principal amount of investments sold or repaid:
First-lien senior secured debt investments	$(1,267,756)	$(61,923)	$—
Second-lien senior secured debt investments	(62,111)	—	—
Unsecured debt investments	(25,000)	—	—
Preferred equity investments	(96,712)	(21,791)	—
Common equity investments	(19,626)	—	(2,400)
Joint ventures	—	—	—
Total principal amount of investments sold or repaid	$(1,471,205)	$(83,714)	$(2,400)
Number of new investment commitments in new portfolio companies(1)	67	27	66
Average new investment commitment amount	$9,574	$42,897	$12,499
Weighted average term for new debt investment commitments (in years)	6.4	6.1	6.3
Percentage of new debt investment commitments at floating rates	98.7%	97.9%	98.9%
Percentage of new debt investment commitments at fixed rates	1.3%	2.1%	1.1%
Weighted average interest rate of new debt investment commitments(2)	9.4%	11.9%	10.9%
Weighted average spread over applicable base rate of new debt investment commitments at floating rates	5.3%	6.8%	6.4%

(1)Number of new investment commitments represents commitments to a particular portfolio company.
(2)Assumes each floating rate commitment is subject to the greater of the interest rate floor (if applicable) or 3-month SOFR, which was 4.31%, 5.33%, and 4.59% as of December 31, 2024, 2023, and 2022 respectively.
The table below presents our investments as of the following periods:

	December 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)(2)	$4,610,319	$4,633,923	$3,047,941	$3,068,392
Second-lien senior secured debt investments	144,702	134,353	187,024	186,796
Unsecured debt investments	112,367	109,401	72,097	73,823
Preferred equity investments(3)	318,849	297,708	374,363	370,458
Common equity investments(4)	180,461	204,394	104,372	108,170
Joint ventures(5)	949	954	—	—
Total Investments	$5,367,647	$5,380,733	$3,785,797	$3,807,639
(1)57% and 41% of which we consider unitranche loans as of December 31, 2024 and December 31, 2023, respectively.
(2)Includes investment in Amergin AssetCo.
(3)Includes equity investment in LSI Financing DAC.
(4)Includes equity investments in Amergin AssetCo, Fifth Season, and LSI Financing LLC.
(5)Includes equity investment in Credit SLF.

We use GICS for classifying the industry groupings of our portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
Aerospace & Defense	1.3%	1.9%
Application Software	15.1	15.8
Banks	1.6	2.2
Beverages	0.1	0.3
Building Products	0.2	0.3
Buildings & Real Estate	1.3	—
Capital Markets	0.4	0.3
Commercial Services & Supplies	0.8	0.5
Construction & Engineering	0.2	0.2
Consumer Finance	0.6	0.5
Diversified Consumer Services	2.1	0.3
Diversified Financial Services(1)	10.5	9.5
Diversified Support Services	0.6	0.7
Electrical Equipment	—	3.3
Entertainment	1.8	—
Equity Real Estate Investment Trusts (REITs)	0.1	—
Food & Staples Retailing	2.7	3.8
Health Care Equipment & Supplies	1.2	1.2
Health Care Technology	10.9	8.9
Health Care Providers & Services	4.6	5.4
Hotels, Restaurants & Leisure	0.6	—
Industrial Conglomerates	0.1	—
Insurance(2)	4.8	4.6
Internet & Direct Marketing Retail	0.8	—
IT Services	6.0	3.9
Joint Ventures(3)(5)	—	—
Life Sciences Tools & Services	2.9	1.8
Media	1.3	—
Multiline Retail	0.3	—
Pharmaceuticals(4)	1.7	1.5
Professional Services	4.3	3.9
Real Estate Management & Development	0.8	1.2
Systems Software	20.3	28.0
Total	100.0%	100.0%
(1)Includes investments in Amergin AssetCo.
(2)Includes equity investment in Fifth Season.
(3)Includes equity investment in Credit SLF.
(4)Includes equity investment in LSI Financing DAC and LSI Financing LLC.
(5)As of December 31, 2024, our investment in Joint Ventures is less than 0.1% of the fair value of the portfolio.
We classify the industries of our portfolio companies by end-market (such as health care technology) and not by the product or services (such as software) directed to those end-markets.

The table below describes investments by geographic composition based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
United States:
Midwest	12.4%	11.4%
Northeast	21.6	20.0
South	28.9	25.8
West	24.5	31.4
Australia	0.1	0.3
Canada	3.9	4.4
Cayman Islands	—	0.4
Germany	0.2	0.2
Guernsey	1.0	1.4
Ireland	0.1	0.2
Israel	—	0.8
Norway	0.8	—
Spain	0.5	—
Sweden	0.6	—
Switzerland	—	0.3
United Kingdom	5.4	3.4
Total	100.0%	100.0%
The table below presents the weighted average yields and interest rates of our investments at fair value as of the following periods:

	December 31, 2024	December 31, 2023
Weighted average total yield of portfolio	10.3%	12.0%
Weighted average total yield of debt and income producing securities	10.6%	12.4%
Weighted average interest rate of debt securities	10.2%	11.9%
Weighted average spread over base rate of all floating rate investments	5.9%	6.7%
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
An investment will be placed on the Adviser's credit watch list when select events occur and will only be removed from the watch list with oversight of the Technology Lending Investment Committee and/or other agents of Blue Owl’s credit platform. Once an investment is on the credit watch list, the Adviser works with the borrower to resolve any financial stress through amendments, waivers or other alternatives. If a borrower defaults on its payment obligations, the Adviser's focus shifts to capital recovery. If an investment needs to be restructured, the Adviser’s workout team partners with the investment team and all material amendments, waivers and restructurings require the approval of a majority of the Technology Lending Investment Committee.

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
The table below presents the composition of our portfolio on the 1 to 5 rating scale as of the following periods:

	December 31, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
($ in thousands)
1	$582,470	10.8%	$34,670	0.9%
2	4,603,394	85.6	3,738,449	98.2
3	179,640	3.3	18,316	0.5
4	15,229	0.3	16,204	0.4
5	—	—	—	—
Total	$5,380,733	100.0%	$3,807,639	100.0%

The table below presents the amortized cost of our performing and non-accrual debt investments as of the following periods:

	December 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Percentage	Amortized Cost	Percentage
Performing	$4,867,388	100.0%	$3,307,062	100.0%
Non-accrual	—	—	—	—
Total	$4,867,388	100.0%	$3,307,062	100.0%
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
Specialty Financing Portfolio Companies
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. We made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2024, our commitment to Amergin AssetCo is $51.1 million, of which $30.9 million is equity and $20.2 million is debt. We do not consolidate our equity interest in Amergin AssetCo.
Fifth Season Investments LLC (“Fifth Season”)
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, we made an initial equity investment in Fifth Season. As of December 31, 2024, our investment in Fifth Season was $62.5 million based on fair value. We do not consolidate our interest in Fifth Season.
LSI Financing 1 DAC (“LSI Financing DAC”)
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, we made an initial equity commitment to LSI Financing DAC. As of December 31, 2024, our investment in LSI Financing DAC was $4.8 million based on fair value and our total commitment was $4.7 million. We do not consolidate our equity interest in LSI Financing DAC.
LSI Financing LLC
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. On November 25, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of December 31, 2024, the fair value of our investment in LSI Financing LLC was $60.9 million and our total commitment was $62.4 million. We do not consolidate our equity interest in LSI Financing LLC.
Joint Venture
Blue Owl Credit SLF LLC (“Credit SLF”)
On May 6, 2024, Blue Owl Credit SLF LLC (“Credit SLF”), a Delaware limited liability company, was formed as a joint venture. We, along with, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”) co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. Our investment in Credit SLF is a co-investment made with our affiliates in accordance with the terms of the exemptive relief that we received from the SEC. We do not consolidate our non-controlling interest in Credit SLF.

Refer to Exhibit 99.2 for the Credit SLF's Supplemental Financial Information.

Results of Operations
The table below represents the operating results for the following periods:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022(1)
Total Investment Income	$565,716	$376,539	$97,453
Less: Expenses	301,125	208,902	61,767
Net Investment Income (Loss) Before Taxes	$264,591	$167,637	$35,686
Less: Income taxes, including excise taxes	—	506	61
Net Investment Income (Loss) After Taxes	$264,591	$167,131	$35,625
Net change in unrealized gain (loss)	3,690	32,945	(13,577)
Net realized gain (loss)	(1,353)	(747)	225
Net Increase (Decrease) in Net Assets Resulting from Operations	$266,928	$199,329	$22,273
(1)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including the level of new investment commitments, expenses, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. For the year ended December 31, 2024, our net asset value per share increased, primarily driven by an increase in accumulated undistributed earnings from net investment income. For the year ended December 31, 2023, our net asset value per share increased, primarily driven by market spreads tightening and an increase in accumulated undistributed earnings from net investment income. The company commenced operations in January 2022, and as a result, comparisons may not be meaningful.
Investment Income
The table below presents the investment income for the following periods:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022(1)
Interest income	$477,564	$308,906	$72,318
Payment-in-kind interest income	32,166	20,874	4,361
Dividend income	19,561	14,892	66
Payment-in-kind dividend income	28,661	29,426	17,151
Other income	7,764	2,441	3,557
Total investment income	$565,716	$376,539	$97,453
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
For the Year Ended December 31, 2024 and 2023
Investment income increased to $565.7 million for the year ended December 31, 2024 from $376.5 million for the same period in prior year primarily due to an increase in interest income as a result of an increase in our debt portfolio, which at par increased from $3.4 billion as of December 31, 2023 to $4.9 billion as of December 31, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Fees received from unscheduled paydowns increased to $22.9 million for the year ended December 31, 2024 from $3.6 million for the same period in prior year due to an increase in repayment activity for the period. Dividend income increased to $19.6 million from $14.9 million in the prior period, primarily due to an increase in dividends earned from our controlled, affiliated and non-controlled, affiliated equity investments. For the year ended December 31, 2024 and 2023, payment-in-kind interest income represented 5.7% and 5.5% of investment income, respectively. For the year ended December 31, 2024 and 2023, payment-in-kind dividend income represented 5.1% and 7.8% of investment income, respectively. The decrease in the percentage of investment income attributed to PIK dividend income was primarily driven by an increase in interest income compared to the prior period. Other income increased period-over-period due to an increase in incremental fee income, which are fees that are generally available to us as a result of closing investments and normally paid at the time of closing. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.

For the Year Ended December 31, 2023 and 2022
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
Expenses
The table below presents expenses for the following periods:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022(1)
Interest expense	$200,082	$129,772	$29,448
Management fees	58,122	48,655	22,264
Incentive fees	29,704	20,664	3,945
Offering expenses	20	112	353
Professional fees	7,079	4,801	2,186
Directors' fees	936	905	1,053
Other general and administrative	5,182	3,993	2,518
Total expenses	$301,125	$208,902	$61,767
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
For the Year Ended December 31, 2024 and 2023
Total expenses increased to $301.1 million for the year ended December 31, 2024 from $208.9 million for the same period in the prior year primarily due to an increase in interest expense, management fees, and incentive fees driven by an increase in the size of our portfolio. The increase in interest expense was driven by an increase in average daily borrowings to $2.4 billion from $1.6 billion, as well as an increase in the average interest rate to 7.8% from 7.7%, period over period. As a percentage of total assets, offering expenses, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent.
For the Year Ended December 31, 2023 and 2022
Total expenses increased to $208.9 million for the year ended December 31, 2023 from $61.8 million for the same period in the prior year primarily due to an increase in interest expense, management and incentive fees driven by an increase in the size of our portfolio. The increase in interest expense was driven by an increase in average daily borrowing to $1.6 billion from $0.5 billion, as well as an increase in the average interest rate to 7.7% from 5.4%, period over period. As a percentage of total assets offering expenses, professional fees, directors’ fees and other general and administrative expenses remained relatively consistent.
Selected Financial Data
The table below sets forth our selected consolidated historical financial data for the years ended December 31, 2024, 2023, and 2022. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K and our SEC filings.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto, which are included elsewhere in this Form 10-K, and the remainder of this “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

	For the Year Ended December 31,
($ in thousands, except per share amounts)	2024	2023	2022(1)
Consolidated Statement of Operations Data
Investment Income
Total Investment Income	$565,716	$376,539	$97,453
Expenses
Total Expenses	301,125	208,902	61,767
Net Investment Income (Loss) Before Taxes	264,591	167,637	35,686
Income tax expense (benefit), including excise tax expense (benefit)	—	506	61
Net Investment Income (Loss) After Taxes	264,591	167,131	35,625
Total Net Change in Unrealized Gain (Loss)	3,690	32,945	(13,577)
Total Net Realized Gain (Loss)	(1,353)	(747)	225
Net Increase (Decrease) in Net Assets Resulting from Operations	$266,928	$199,329	$22,273
Earnings (Loss) Per Share - Basic and Diluted	$1.80	$1.96	$0.59
Consolidated Balance Sheet Data
Cash (incl. foreign and restricted cash)	$214,583	$64,844	$27,942
Investments at fair value	5,380,733	3,807,639	2,464,534
Total Assets	5,659,148	3,913,786	2,513,832
Total Debt (net of unamortized debt issuance costs)	$2,458,782	$2,025,308	$1,228,803
Total Liabilities	2,690,078	2,096,207	1,289,254
Total Net Assets	$2,969,070	$1,817,579	$1,224,578
Net Asset Value Per Share	$15.55	$15.32	$14.47
Other Data:
Number of Portfolio Companies	125	90	65
Dividends declared per share	$1.58	$1.10	$0.21
Total return based on net asset value(2)	12.2%	13.5%	—%
Weighted average total yield of portfolio at fair value	10.3%	12.0%	10.9%
Weighted average total yield of portfolio at amortized cost	10.4%	12.1%	10.8%
Weighted average yield of debt and income producing securities at fair value	10.6%	12.4%	11.5%
Weighted average yield of debt and income producing securities at amortized cost	10.7%	12.5%	11.4%
Fair value of debt investments as a percentage of principal	99.3%	98.7%	97.5%
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

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
($ in thousands, except share and per share data)	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Investment income	$123,788	$141,326	$152,271	$148,331
Net expenses	$67,925	$72,319	$80,958	$79,923
Net investment income (loss)	$55,863	$69,007	$71,313	$68,408
Net realized and unrealized gains (losses) on investments	$14,015	$(7,067)	$(1,632)	$(2,979)
Increase (decrease) in net assets resulting from operations	$69,878	$61,940	$69,681	$65,429
Net asset value per share as of the end of the quarter	$15.53	$15.61	$15.77	$15.55
Earnings (loss) per share - basic and diluted	$0.57	$0.45	$0.45	$0.37

	For the Three Months Ended
($ in thousands, except share and per share data)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Investment income	$77,481	$87,473	$99,009	$112,576
Net expenses	$43,046	$49,098	$54,779	$62,485
Net investment income (loss)	$34,435	$38,375	$44,230	$50,091
Net realized and unrealized gains (losses) on investments	$14,555	$(10,609)	$8,254	$19,998
Increase (decrease) in net assets resulting from operations	$48,990	$27,766	$52,484	$70,089
Net asset value per share as of the end of the quarter	$14.77	$14.83	$15.03	$15.32
Earnings (loss) per share - basic and diluted	$0.58	$0.29	$0.50	$0.59

	For the Three Months Ended
($ in thousands, except share and per share data)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Investment income	$2,169	$8,715	$30,798	$55,771
Net expenses	$3,535	$7,230	$18,893	$32,170
Net investment income (loss)	$(1,366)	$1,485	$11,905	$23,601
Net realized and unrealized gains (losses) on investments	$64	$(9,368)	$(1,067)	$(2,981)
Increase (decrease) in net assets resulting from operations	$(1,302)	$(7,883)	$10,838	$20,620
Net asset value per share as of the end of the quarter	$14.36	$14.08	$14.33	$14.47
Earnings (loss) per share - basic and diluted	$(0.16)	$(0.35)	$0.24	$0.28
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
For the years ended December 31, 2024 and 2023, we recorded no U.S. federal and state income tax expense/(benefit) and $506 thousand, respectively, including U.S. federal excise tax expense/(benefit) of $5 thousand and $513 thousand, respectively.

Taxable Subsidiaries
Certain of our consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the year ended December 31, 2024 and 2023 we recorded U.S. federal and state income tax expense/(benefit) of $(5) thousand and $(7) thousand, respectively.
We recorded a net deferred tax asset of $155 thousand as of December 31, 2024, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. We recorded a net deferred tax asset of $4 thousand for taxable subsidiaries as of December 31, 2023.
Net Change in Unrealized Gains (Losses)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. During the following periods, net unrealized gains (losses) were:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
Net change in unrealized gain (loss) on investments	$4,788	$29,492	$(13,404)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(933)	3,457	(173)
Income tax (provision) benefit	(165)	(4)	—
Net change in unrealized gain (loss)	$3,690	$32,945	$(13,577)
For the Years Ended December 31, 2024 and 2023
For the year ended December 31, 2024, the net unrealized gain was primarily driven by an increase in the fair value of certain of our debt and equity investments coupled with credit spreads tightening across the broader market, partially offset by decreases in the fair value of certain of our debt and equity investments. As of December 31, 2024, the fair value of our debt investments as a percentage of principal was 99.3%, as compared to 98.7% as of December 31, 2023.
The ten largest contributors to the change in net unrealized gain (loss) on investments during the year ended December 31, 2024 consisted of the following:

Portfolio Company	Net Change in Unrealized Gain (Loss)
($ in thousands)
Barracuda Networks, Inc.	$(9,253)
Fifth Season Investments LLC	5,853
Blackhawk Network Holdings, Inc.	2,963
Juniper Square, Inc.	2,543
Delta TopCo, Inc. (dba Infoblox, Inc.)	(2,411)
Coherent Group Inc.	(2,305)
Elliott Alto Co-Investor Aggregator L.P.	(2,221)
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	2,138
Dodge Construction Network LLC	2,120
Covetrus, Inc.	(2,008)
Remaining portfolio companies	7,369
Total	$4,788
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
Net Realized Gains (Losses)
The realized gains and losses on fully exited portfolio companies, partially exited portfolio companies and foreign currency transactions during the following period were:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
Net realized gain (loss) on investments	$(499)	$983	$128
Net realized gain (loss) on foreign currency transactions	(854)	(1,730)	97
Net realized gain (loss)	$(1,353)	$(747)	$225
Financial Condition, Liquidity and Capital Resources
Our liquidity and capital resources are generated primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, our credit facilities, and other secured and unsecured debt. The primary uses of our cash are (i) investments in portfolio companies and other investments and to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying or reimbursing our Adviser) and (iii) cash distributions to the holders of our shares.
We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities, enter into additional debt securitization transactions or issue additional debt securities. Additional financings could include SPV drop down facilities and unsecured notes. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2024 and December 31, 2023, the Company’s asset coverage was 214% and 188%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. Our current target ratio is 0.90x-1.25x. For the year ended December 31, 2024, our weighted average cost of debt was 8.3%.
As of December 31, 2024, cash, taken together with our available debt capacity of $1.44 billion is expected to be sufficient for our investing activities and to conduct our operations in the near term. Our long-term cash needs will include principal payments on outstanding indebtedness and funding of additional portfolio investments. Funding for long-term cash needs will come from unused net proceeds from financing activities and our capital commitments. We believe that our liquidity and sources of capital are adequate to satisfy our short and long-term cash requirements. We cannot, however, be certain that these sources of funds will be available at a time and upon terms acceptable to us in sufficient amounts in the future.
As of December 31, 2024, we had $214.6 million in cash and restricted cash. During the year ended December 31, 2024, $1.24 billion in cash was used for operating activities, primarily as a result of funding portfolio investments of $2.09 billion offset by sell downs and repayments of $0.61 billion and other operating activity of $0.24 billion. Lastly, cash provided by financing activities was $1.40 billion during the period, primarily from net borrowings on debt and proceeds from the issuance of common shares.

Equity
Subscriptions and Drawdowns
In connection with our formation, we have the authority to issue 500,000,000 common shares at $0.01 per share par value.
On November 30, 2021, we issued 100 common shares for $1,500 to our Adviser. We entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of our common shares. Under the terms of the Subscription Agreements, investors were required to fund drawdowns to purchase our common shares up to the amount of their respective Capital Commitment on an as-needed basis each time we delivered a capital call notice to its investors. As of January 15, 2025, our Capital Commitments were fully drawn. See “Recent Developments.”
The Company delivered capital call notices to investors during the following periods:

	For the Year Ended December 31, 2024
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
February 29, 2024	March 13, 2024	16,123,863	$249,991
June 5, 2024	June 18, 2024	18,843,766	299,993
September 13, 2024	September 26, 2024	20,286,156	324,984
December 4, 2024	December 17, 2024	15,565,566	249,983
Total		70,819,351	$1,124,951

	For the Year Ended December 31, 2023
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
April 25, 2023	May 8, 2023	20,039,586	$299,992
September 13, 2023	September 26, 2023	13,123,039	199,995
Total		33,162,625	$499,987

	For the Year Ended December 31, 2022
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
January 28, 2022	February 11, 2022	8,710,668	$125,000
March 16, 2022	March 29, 2022	10,408,213	150,000
June 14, 2022	June 28, 2022	21,201,413	300,000
September 12, 2022	September 23, 2022	27,642,541	399,987
December 7, 2022	December 20, 2022	13,660,179	199,984
Total		81,623,015	$1,174,971
Distributions
The table below reflects the distributions declared on shares of our common stock during the following periods:

	For the Year Ended December 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2024	March 29, 2024	May 15, 2024	$0.33
May 7, 2024	June 28, 2024	August 15, 2024	$0.38
August 6, 2024	September 30, 2024	November 15, 2024	$0.29
November 5, 2024	December 31, 2024	January 31, 2025	$0.29
December 16, 2024 (supplemental dividend)	December 31, 2024	January 3, 2025	$0.29

	For the Year Ended December 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	May 15, 2023	$0.27
May 9, 2023	June 30, 2023	August 15, 2023	$0.24
August 8, 2023	September 29, 2023	November 15, 2023	$0.29
November 7, 2023	December 29, 2023	January 31, 2024	$0.30

	For the Year Ended December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.05
November 1, 2022	December 30, 2022	January 31, 2023	$0.16
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
As of March 6, 2025, we are suspending the dividend reinvestment plan. If the Mergers are not consummated, we will resume the dividend reinvestment plan for dividends payable after June 30, 2025.
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following periods:

	For the Year Ended December 31, 2024
Date Declared	Record Date	Payment Date	Shares
November 7, 2023	December 29, 2023	January 31, 2024	282,231
February 21, 2024	March 29, 2024	May 15, 2024	343,042
May 7, 2024	June 28, 2024	August 15, 2024	455,375
August 6, 2024	September 30, 2024	November 15, 2024	386,132

	For the Year Ended December 31, 2023
Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 30, 2022	January 31, 2023	121,031
February 21, 2023	March 31, 2023	May 15, 2023	199,060
May 9, 2023	June 30, 2023	August 15, 2023	216,221
August 8, 2023	September 29, 2023	November 15, 2023	269,406

	For the Year Ended December 31, 2022
Date Declared	Record Date	Payment Date	Shares
August 2, 2022	September 30, 2022	November 15, 2022	33,272

Debt
Aggregate Borrowings
The tables below present debt obligations as of the following periods:

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Subscription Credit Facility	$480,000	$480,000	$—	$240	$479,755
Revolving Credit Facility(2)	1,275,000	409,566	865,434	11,271	398,295
SPV Asset Facility I	925,000	312,500	276,557	11,842	300,658
SPV Asset Facility II	300,000	—	300,000	3,430	(3,430)
Athena CLO II	288,000	288,000	—	2,219	285,786
Athena CLO IV	240,000	240,000	—	2,522	237,478
2023A Notes	75,000	75,000	—	675	74,325
2029 Notes(3)	700,000	700,000	—	14,845	685,915
Total Debt	$4,283,000	$2,505,066	$1,441,991	$47,044	$2,458,782
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Subscription Credit Facility	$800,000	$800,000	$—	$2,546	$797,454
Revolving Credit Facility	825,000	288,355	536,645	9,275	279,080
SPV Asset Facility I	625,000	330,000	84,826	8,613	321,387
SPV Asset Facility II	300,000	270,000	11,505	2,353	267,647
Athena CLO II	288,000	288,000	—	2,404	285,596
2023A Notes	75,000	75,000	—	856	74,144
Total Debt	$2,913,000	$2,051,355	$632,976	$26,047	$2,025,308
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
The table below presents the components of interest expense for the following periods:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
Interest expense	$190,114	$124,249	$26,622
Amortization of debt issuance costs	9,781	5,523	2,826
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	187	—	—
Total Interest Expense	$200,082	$129,772	$29,448
Average interest rate	7.8%	7.7%	5.4%
Average daily borrowings	$2,408,181	$1,621,236	$485,816
(1)Refer to “ITEM 8. – FINANCIAL STATEMENTS – Notes to Consolidated Financial Statements – Note 5. Debt – 2029 Notes” for details on the facility’s interest rate swap.
Subscription Credit Facility
On February 18, 2022 (the “Subscription Facility Closing Date”), we entered into a revolving credit facility (as amended from time to time, the “Subscription Credit Facility”) with Wells Fargo Bank, National Association as administrative agent and as a lender.
The Subscription Credit Facility permitted the Company to borrow up to $650.0 million, subject to availability under the borrowing base, which was based on unused capital commitments. Effective January 16, 2025, the outstanding balance on the Subscription Credit Facility was paid in full and the facility was terminated pursuant to its terms.

Borrowings under the Subscription Credit Facility bore interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of loans denominated in dollars, at our option (a) an adjusted Daily Simple SOFR rate plus 1.75%, (b) an adjusted Term SOFR rate for the applicable interest period plus 1.75% and (c) in the case of reference rate loans, 0.75% plus the greatest of (1) a prime rate, (2) the federal funds rate plus 0.50% and (3) the adjusted Daily Simple SOFR rate plus 1.00%, (ii) in the case of loans denominated in euros or other alternative currencies (other than sterling), the adjusted Eurocurrency Rate for the applicable interest period plus 1.75% or (iii) in the case of loans denominated in sterling, the adjusted SONIA Rate for the applicable interest period plus 1.75%. SOFR Rate loans were subject to a credit spread adjustment ranging from 0.10% to 0.25% and SONIA rate loans were subject to a credit spread adjustment of 0.0326%. Loans denominated in dollars were able to be converted from one rate applicable to dollar denominated loans to another at any time at our election, subject to certain conditions. We also paid an unused commitment fee of 0.25% per annum on the unused commitments.
Revolving Credit Facility
On June 9, 2022, we entered into a Senior Secured Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include us, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On December 20, 2024 (the “Revolving Credit Facility Third Amendment Date”), the Revolving Credit Facility was amended to, among other things, extend the availability period and maturity date and make various other changes. The following describes the terms of the Revolving Credit Facility as amended through the Revolving Credit Facility Third Amendment Date.
The Revolving Credit Facility is guaranteed by certain subsidiaries of ours in existence as of the Revolving Credit Facility Third Amendment Date, and will be guaranteed by certain subsidiaries of ours that are formed or acquired by us thereafter (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of the Revolving Credit Facility Third Amendment Date, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $1.28 billion, which is comprised of (a) a term loan in a principal amount of $75.0 million and (b) subject to availability under the borrowing base, which is based on the our portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $1.20 billion (which revolving credit facility amount was increased from $1.00 billion to $1.05 on October 15, 2024, from $1.05 billion to $1.10 billion on November 8, 2024 and from $1.10 billion to $1.20 billion on the Revolving Credit Facility Third Amendment Date). The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any outstanding letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.90 billion through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by us and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility Third Amendment Date, the availability period with respect to the revolving credit facility under the Revolving Credit Facility will terminate on December 20, 2028 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on December 20, 2029 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, we will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
We may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of 1.875% per annum or (ii) the alternative base rate plus margin of 0.875% per annum or if the gross borrowing base is greater than or equal to 1.6 times the combined debt amount (x) term SOFR plus any applicable credit adjustment spread plus margin of 1.750% per annum or (y) the alternative base rate plus margin of 0.750% per annum. With respect to loans denominated in U.S. dollars, we may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at our option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin 1.875% per annum or, if the gross borrowing base is greater than or equal to 1.6 times the combined debt amount, 1.750% per annum. Beginning on and after the Revolving Credit Facility Third Amendment Date, we will also pay a fee of 0.350% on daily undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facilities
Certain of our wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, we sell and contribute certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between us and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from us. We retain a residual interest in assets contributed to or acquired to the wholly owned subsidiary through our ownership of the wholly owned subsidiary. The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay our debts. The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by us of additional indebtedness and on our ability to make distributions to our shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions). Borrowings of the wholly owned subsidiaries under the SPV Asset Facilities are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
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
The maximum principal amount which may be borrowed under the SPV Asset Facility I is $925.0 million (increased from $625.0 million to $925.0 million on June 28, 2024) which, subject to the satisfaction of certain conditions, may be increased to up to $1.50 billion. The availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding I’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
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
SPV Asset Facility II
On November 8, 2022 (the “SPV Asset Facility II Closing Date”), Athena Funding II LLC (“Athena Funding II”), a Delaware limited liability company entered into a Loan and Management Agreement (the “SPV Asset Facility II”), with Athena Funding II LLC, as borrower, us, as collateral manager and transferor, MUFG Bank, Ltd. (“MUFG”), as administrative agent, State Street Bank and Trust Company, as collateral agent and collateral administrator, Alter Domus (US) LLC as custodian, the lenders from time to time parties thereto (the “SPV Asset Facility II Lender”) and the group agents from time to time parties thereto. On August 20, 2024, the parties to the SPV Asset Facility II entered into an amendment, including to extend the availability period and maturity date, change the interest rate, replace Alter Domus as custodian with State Street Bank and Trust Company and make various other changes. The following describes the terms of SPV Asset Facility II as amended through August 20, 2024.
The maximum principal amount of the SPV Asset Facility II is $300.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding II’s assets from time to time, an advance rate and concentration limitations, and satisfaction of certain conditions, including collateral quality tests.
The SPV Asset Facility II provides for the ability to draw and redraw revolving loans under the SPV Asset Facility II until October 27, 2026 (the “SPV Asset Facility II Reinvestment Period”) unless the SPV Asset Facility II Reinvestment Period is terminated sooner as provided in the Secured Credit Facility. Unless otherwise terminated, the SPV Asset Facility II will mature three years after the last day of the SPV Asset Facility II Reinvestment Period, on October 27, 2029 (the “SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by Athena Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to us, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, Athena Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to us. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding II.
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
Debt Securitization Transactions
We incur secured financing through debt securitization transactions which are also known as collateralized loan obligation transactions (the “CLO Transactions”) issued by our consolidated subsidiaries (the “CLO Issuers”), which are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO Issuers. The CLO Issuers issue preferred shares which are not secured by the collateral securing the CLO Transactions which we purchase. We act as retention holder in connection with the CLO Transactions for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of a CLO Issuer’s preferred shares. Notes issued by CLO Issuers have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration. The Adviser serves as collateral manager for the CLO Issuers under a collateral management agreement. The Adviser is entitled to receive fees for providing these services. The Adviser routinely waives its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to Adviser pursuant to the Investment Advisory Agreement will be offset by the amount of the collateral management fee attributable to a CLO Issuer’s equity or notes owned by us. Assets pledged to debt holders of the CLO Transactions and the other secured parties under each CLO Transaction’s documentation will not be available to pay our debts. We consolidate the financial statements of the CLO Issuers in our consolidated financing statements.
Athena CLO II
On December 13, 2023 (the “Athena CLO II Closing Date”), we completed a $475.3 million term debt securitization transaction (the “Athena CLO II Transaction”). The secured notes and preferred shares issued in the Athena CLO II Transaction and the secured loan borrowed in the Athena CLO II Transaction were issued and incurred, as applicable, by our consolidated subsidiary Athena CLO II, LLC, a limited liability organized under the laws of the State of Delaware (the “Athena CLO II Issuer”).

The Athena CLO II Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Athena CLO II Closing Date (the “Athena CLO II Indenture”), by and among the Athena CLO II Issuer and State Street Bank and Trust Company: (i) $40.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.85%, (ii) $16.5 million of AA(sf) Class B-1 Notes, which bear interest at three-month term SOFR plus 3.95%, (iii) $7.5 million of AA(sf) Class B-2 Notes, which bear interest at 7.25% and (iv) $24.0 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 4.95% (together, the “Athena CLO II Secured Notes”) and (B) the borrowing by the Athena CLO II Issuer of $200.0 million under floating rate Class A-L loans (the “Athena CLO II Class A-L Loans” and together with the Athena CLO II Secured Notes, the “Athena CLO II Debt”). The Class A-L Loans bear interest at three-month term SOFR plus 2.85%. The Class A-L Loans were borrowed under a credit agreement (the “Athena CLO II Class A-L Credit Agreement”), dated as of the Athena CLO II Closing Date, by and among the Athena CLO II Issuer, as borrower, a financial institution, as lender, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Athena CLO II Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the Athena CLO II Issuer. The Athena CLO II Debt is scheduled to mature on the Payment Date (as defined in the Athena CLO II Indenture) in January 2036. The Athena CLO II Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
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
Athena CLO IV
On August 15, 2024 (the “Athena CLO IV Closing Date”), we completed a $399.7 million term debt securitization transaction (the “Athena CLO IV Transaction”). The secured notes and preferred shares issued in the Athena CLO IV Transaction were issued by our consolidated subsidiary Athena CLO IV, LLC, a limited liability organized under the laws of the State of Delaware (the “Athena CLO IV Issuer”).

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
2029 Notes
On April 4, 2024, we issued $700.0 million aggregate principal amount of 6.750% notes due 2029 (the “2029 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The 2029 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
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
In connection with the issuance of the 2029 Notes, on April 4, 2024 the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $700.0 million. The Company will receive fixed rate interest at 6.750% and pay variable rate interest based on SOFR plus 2.565%. The interest rate swap matures on March 4, 2029. For the year ended December 31, 2024, the Company did not make a periodic payment. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $0.6 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
From time to time, we may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. We had the following outstanding commitments as of the following periods:

	As of December 31,
($ in thousands)	2024	2023
Total unfunded revolving loan commitments	$306,448	$190,267
Total unfunded delayed draw loan commitments	$340,858	$160,822
Total unfunded revolving and delayed draw loan commitments	$647,306	$351,089

Total unfunded equity commitments	$20,492	$1,945

Total unfunded commitments	$667,798	$353,034

We seek to carefully consider our unfunded portfolio company commitments for the purpose of planning our ongoing financial leverage. Further, we consider any outstanding unfunded portfolio company commitments we are required to fund within the 150%

asset coverage limitation. As of December 31, 2024, we believed we had adequate financial resources to satisfy the unfunded portfolio company commitments.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At December 31, 2024, management was not aware of any pending or threatened litigation.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities as of December 31, 2024, is as follows:

	Payments Due by Period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Credit Facility	$480,000	$480,000	$—	$—	$—
Revolving Credit Facility	409,566	—	—	409,566	—
SPV Asset Facility I	312,500	—	—	—	312,500
SPV Asset Facility II	—	—	—	—	—
Athena CLO II	288,000	—	—	—	288,000
Athena CLO IV	240,000	—	—	—	240,000
2023A Notes	75,000	—	—	75,000	—
2029 Notes	700,000	—	—	700,000	—
Total Contractual Obligations	$2,505,066	$480,000	$—	$1,184,566	$840,500
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Dealer Manager Agreement;
•the Placement Agent Agreement;
•the License Agreement; and
•the Promissory Notes.
In addition to the aforementioned agreements, we rely on exemptive relief that has been granted to OCA and certain of its affiliates to permit us to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “ITEM 8. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
We invest in Credit SLF, a controlled affiliated investment, and Amergin, Fifth Season, LSI Financing DAC, and LSI Financing LLC, which are non-controlled affiliated investments, as defined in the 1940 Act. See “ITEM 8. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for further details.
On November 12, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) among us, Blue Owl Technology Finance Corp. (“OTF”), Oriole Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of OTF (“Merger Sub”), solely for the limited purposes set forth therein, the Adviser and, solely for the limited purposes set forth therein, OCTA. See “ITEM 8. –Notes to Consolidated Financial Statements –Note 12. Proposed Merger with Blue Owl Technology Finance Corp.” for further details.
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
The Company applies the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
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
We evaluate tax positions taken or expected to be taken in the course of preparing our consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2024. As applicable, our prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
Recent Developments
Investor Capital Call
On January 2, 2025, we delivered a capital call drawdown notice to investors relating to the sale of approximately 83,356,340 shares of our common stock, par value $0.01 per share, for an aggregate offering price of $1.3 billion. The sale closed on January 15, 2025, as of which date all of our Capital Commitments were fully drawn.

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
Credit Risk
We generally endeavor to minimize our risk of exposure by limiting to reputable financial institutions the counterparties with which we enter into financial transactions. As of December 31, 2024 and December 31, 2023, we held the majority of our cash balances with a single highly rated money center bank and such balances are in excess of Federal Deposit Insurance Corporation insured limits. We seek to mitigate this exposure by monitoring the credit standing of these financial institutions.
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
As of December 31, 2024, 98.6% of our debt investments based on fair value were floating rates. Additionally, the weighted average floating rate floor, based on fair value, of our debt investments was 0.8%. The Subscription Credit Facility, Revolving Credit Facility, SPV Asset Facility I and SPV Asset Facility II bear interest at variable interest rates with an interest rate floor of 0.0%. The 2023A Notes and 2029 Notes bear interest at fixed rates. The 2029 Notes are hedged against interest rate swap instruments. Athena CLO II and Athena CLO IV bear interest at fixed and variable rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates on our debt investments (considering interest rate floors for floating rate instruments) assuming each floating rate investment is subject to 3-month reference rate and there are no changes in our investment and borrowing structure:

($ in thousands)	Interest Income	Interest Expense(1)	Net Income (2)
Up 300 basis points	$148,475	$72,287	$76,188
Up 200 basis points	$98,983	$48,191	$50,792
Up 100 basis points	$49,492	$24,096	$25,396
Down 100 basis points	$(49,492)	$(24,096)	$(25,396)
Down 200 basis points	$(98,983)	$(48,191)	$(50,792)
Down 300 basis points	$(148,174)	$(72,287)	$(75,887)
(1)Includes the impact of our interest rate swaps as a result of interest rate changes.
(2)Excludes the impact of income based fees. See “ITEM 8. – Notes to Consolidated Financial Statements – Note 3. Agreements and Related Party Transactions” for more information on the income based fees.
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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Blue Owl Technology Finance Corp. II:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Blue Owl Technology Finance Corp. II and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodian, broker, agent banks, or portfolio companies; when replies were not received, we performed other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2021.
New York, New York
March 4, 2025

Blue Owl Technology Finance Corp. II
Consolidated Statements of Assets and Liabilities
(Amounts in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $5,193,308 and $3,673,336, respectively)	$5,202,379	$3,695,692
Non-controlled, affiliated investments (amortized cost of $173,390 and $112,461, respectively)	177,400	111,947
Controlled, affiliated investments (amortized cost of $949 and $—, respectively)	954	—
Total investments at fair value (amortized cost of $5,367,647 and $3,785,797, respectively)	5,380,733	3,807,639
Cash (restricted cash of $16,000 and $—, respectively)	214,583	64,844
Foreign cash (cost of $2,002 and $53, respectively)	1,898	55
Interest receivable	44,858	29,019
Dividend income receivable	2,252	11,821
Subscription receivable	419	—
Prepaid expenses and other assets	14,405	408
Total Assets	$5,659,148	$3,913,786
Liabilities
Debt (net of unamortized debt issuance costs of $47,044 and $26,047, respectively)	$2,458,782	$2,025,308
Management fee payable	15,343	13,179
Distribution payable	111,325	35,184
Incentive fee payable	9,731	7,661
Payables to affiliates	599	848
Payable for investments purchased	62,131	—
Accrued expenses and other liabilities	32,167	14,027
Total Liabilities	$2,690,078	$2,096,207
Commitments and contingencies (Note 7)
Net Assets
Common shares $0.01 par value, 500,000,000 shares authorized; 190,910,860 and 118,624,729 shares issued and outstanding, respectively	$1,909	$1,186
Additional paid-in-capital	2,874,535	1,729,540
Total accumulated undistributed earnings	92,626	86,853
Total Net Assets	2,969,070	1,817,579
Total Liabilities and Net Assets	$5,659,148	$3,913,786
Net Asset Value Per Share	$15.55	$15.32

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Statements of Operations
(Amounts in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2024	2023	2022
Investment Income
Investment income from non-controlled, non-affiliated investments:
Interest income	$475,641	$308,652	$72,318
Payment-in-kind interest income	31,792	20,569	4,361
Dividend income	12,452	13,251	—
Payment-in-kind dividend income	28,661	29,426	17,151
Other income	7,764	2,441	3,557
Total investment income from non-controlled, non-affiliated investments	556,310	374,339	97,387
Investment income from non-controlled, affiliated investments:
Interest income	1,923	254	—
Payment-in-kind interest income	374	305	—
Dividend income	7,082	1,641	66
Total investment income from non-controlled, affiliated investments	9,379	2,200	66
Investment income from controlled, affiliated investments:
Dividend income	27	—	—
Total investment income from controlled, affiliated investments	27	—	—
Total Investment Income	565,716	376,539	97,453
Expenses
Interest expense	$200,082	$129,772	$29,448
Management fees	58,122	48,655	22,264
Incentive fees	29,704	20,664	3,945
Offering expenses	20	112	353
Professional fees	7,079	4,801	2,186
Directors' fees	936	905	1,053
Other general and administrative	5,182	3,993	2,518
Total Expenses	301,125	208,902	61,767
Net Investment Income (Loss) Before Taxes	264,591	167,637	35,686
Income tax expense (benefit), including excise tax expense (benefit)	—	506	61
Net Investment Income (Loss) After Taxes	264,591	167,131	35,625
Net Change in Unrealized Gain (Loss)
Non-controlled, non-affiliated investments	$258	$28,346	$(13,404)
Non-controlled, affiliated investments	4,525	1,146	—
Controlled, affiliated investments	5	—
Translation of assets and liabilities in foreign currencies	(933)	3,457	(173)
Income tax (provision) benefit	(165)	(4)	—
Total Net Change in Unrealized Gain (Loss)	3,690	32,945	(13,577)
Net Realized Gain (Loss):
Non-controlled, non-affiliated investments	$(2,314)	$983	$128
Non-controlled, affiliated investments	1,815	—	—
Foreign currency transactions	(854)	(1,730)	97
Total Net Realized Gain (Loss)	(1,353)	(747)	225
Total Net Realized and Change in Unrealized Gain (Loss)	$2,337	$32,198	$(13,352)
Net Increase (Decrease) in Net Assets Resulting from Operations	$266,928	$199,329	$22,273
Earnings (Loss) Per Share - Basic and Diluted	$1.80	$1.96	$0.59
Weighted Average Shares Outstanding - Basic and Diluted	148,425,703	101,564,882	37,548,440
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(7)(18)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
ManTech International Corporation(9)	First lien senior secured loan	S +	5.00%	9/2029	$69,875	$69,875	$69,875	2.4%
						69,875	69,875	2.4%
Application Software
AI Titan Parent, Inc. (dba Prometheus Group)(8)	First lien senior secured loan	S +	4.75%	8/2031	27,547	27,282	27,272	0.9%
AlphaSense, Inc.(9)	First lien senior secured loan	S +	6.25%	6/2029	31,977	31,685	31,657	1.1%
Anaplan, Inc.(9)(16)	First lien senior secured loan	S +	5.25%	6/2029	134,817	134,782	134,817	4.5%
Armstrong Bidco Limited(14)(16)(23)	First lien senior secured GBP term loan	SA +	5.25%	6/2029	£8,087	9,775	10,077	0.3%
Artifact Bidco, Inc. (dba Avetta)(9)	First lien senior secured loan	S +	4.50%	7/2031	18,597	18,510	18,504	0.6%
Avalara, Inc.(9)	First lien senior secured loan	S +	6.25%	10/2028	104,545	103,452	104,545	3.5%
Boxer Parent Company Inc. (f/k/a BMC)(9)	First lien senior secured loan	S +	3.75%	7/2031	20,000	19,953	20,148	0.7%
Coupa Holdings, LLC(9)	First lien senior secured loan	S +	5.25%	2/2030	84,387	84,387	84,387	2.8%
Fullsteam Operations, LLC(9)(16)	First lien senior secured loan	S +	8.25%	11/2029	15,407	15,009	15,407	0.5%
Fullsteam Operations, LLC(9)(16)	First lien senior secured delayed draw term loan	S +	7.00%	11/2029	969	915	961	—%
Granicus, Inc.(9)	First lien senior secured loan	S +	5.75% (2.25% PIK)	1/2031	1,960	1,943	1,960	0.1%
Granicus, Inc.(9)	First lien senior secured delayed draw term loan	S +	5.25% (2.25% PIK)	1/2031	290	288	287	—%
JS Parent, Inc. (dba Jama Software)(9)	First lien senior secured loan	S +	5.00%	4/2031	13,642	13,579	13,642	0.5%
Magnet Forensics, LLC (f/k/a Grayshift, LLC)(8)(16)(23)	First lien senior secured loan	S +	5.00%	7/2028	149,044	148,883	149,040	5.0%
Simpler Postage, Inc. (dba Easypost)(8)(16)	First lien senior secured loan	S +	8.00%	6/2029	44,221	42,179	42,165	1.4%
XPLOR T1, LLC(9)	First lien senior secured loan	S +	3.50%	6/2031	4,988	4,988	5,025	0.2%
Zendesk, Inc.(9)	First lien senior secured loan	S +	5.00%	11/2028	93,818	92,538	93,818	3.2%
						750,148	753,712	25.3%
Banks
Finastra USA, Inc.(9)(16)(23)	First lien senior secured loan	S +	7.25%	9/2029	87,079	86,176	87,079	3.0%
						86,176	87,079	3.0%
Beverages
Innovation Ventures HoldCo, LLC (dba 5 Hour Energy)(8)(16)	First lien senior secured loan	S +	6.25%	3/2027	7,204	7,138	7,095	0.2%
						7,138	7,095	0.2%
Building products
EET Buyer, Inc. (dba e-Emphasys)(9)	First lien senior secured loan	S +	4.75%	11/2027	11,851	11,712	11,851	0.4%
						11,712	11,851	0.4%
Buildings & Real Estate
Associations Finance, Inc.(15)	Unsecured notes		14.25% PIK	5/2030	19,754	19,623	19,754	0.7%
Associations, Inc.(9)(16)	First lien senior secured loan	S +	6.50%	7/2028	51,120	51,070	51,120	1.7%
						70,693	70,874	2.4%
Capital Markets

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(7)(18)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Cresset Capital Management, LLC(8)	First lien senior secured loan	S +	5.00%	6/2030	7,797	7,724	7,797	0.3%
						7,724	7,797	0.3%
Commercial Services & Supplies
Pye-Barker Fire & Safety, LLC(9)(16)	First lien senior secured loan	S +	4.50%	5/2031	18,740	18,638	18,693	0.6%
Pye-Barker Fire & Safety, LLC(9)(16)	First lien senior secured revolving loan	S +	4.50%	5/2030	341	329	334	—%
SimpliSafe Holding Corporation(8)(16)	First lien senior secured loan	S +	6.25%	5/2028	22,614	22,351	22,614	0.8%
						41,318	41,641	1.4%
Construction & Engineering
Dodge Construction Network LLC(9)	First lien senior secured loan	S +	6.25%	1/2029	4,396	4,310	4,308	0.1%
Dodge Construction Network LLC(9)	First lien senior secured loan	S +	4.75%	2/2029	6,096	4,904	4,877	0.2%
						9,214	9,185	0.3%
Consumer Finance
Klarna Holding AB(9)(23)	Subordinated Floating Rate Notes	S +	7.00%	4/2034	32,667	32,667	32,667	1.1%
						32,667	32,667	1.1%
Diversified Consumer Services
Ellucian Holdings Inc. (f/k/a Sophia, L.P.)(8)	First lien senior secured loan	S +	3.00%	10/2029	7,978	7,978	8,024	0.3%
Icefall Parent, Inc. (dba EngageSmart)(8)	First lien senior secured loan	S +	6.50%	1/2030	18,261	17,942	18,261	0.6%
Litera Bidco LLC(8)(16)	First lien senior secured loan	S +	5.00%	5/2028	40,092	39,908	39,991	1.3%
Relativity ODA LLC(8)	First lien senior secured loan	S +	4.50%	5/2029	45,112	44,941	44,999	1.5%
						110,769	111,275	3.7%
Diversified Financial Services
Blackhawk Network Holdings, Inc.(8)	First lien senior secured loan	S +	5.00%	3/2029	99,500	97,642	100,604	3.4%
BTRS HOLDINGS INC. (dba Billtrust)(9)(16)	First lien senior secured loan	S +	7.25%	12/2028	70,802	69,150	70,615	2.4%
Computer Services, Inc. (dba CSI)(9)(16)	First lien senior secured loan	S +	5.25%	11/2029	149,815	147,662	149,815	5.0%
Hg Genesis 9 SumoCo Limited(11)(23)	Unsecured facility	E +	6.25% PIK	3/2029	€52,102	57,048	53,951	1.8%
Juniper Square, Inc.(9)(16)	First lien senior secured loan	S +	8.50%	12/2026	41,690	40,900	41,563	1.4%
Minotaur Acquisition, Inc. (dba Inspira Financial)(8)(16)	First lien senior secured loan	S +	5.00%	6/2030	84,342	83,503	83,920	2.8%
Smarsh Inc.(9)(16)	First lien senior secured loan	S +	5.75%	2/2029	29,143	28,936	29,143	1.0%
Smarsh Inc.(8)(16)	First lien senior secured revolving loan	S +	5.75%	2/2029	104	102	104	—%
						524,943	529,715	17.8%
Diversified Support Services
CoreTrust Purchasing Group LLC(8)	First lien senior secured loan	S +	5.25%	10/2029	30,088	29,837	30,088	1.0%
						29,837	30,088	1.0%
Entertainment
Aerosmith Bidco 1 Limited (dba Audiotonix)(8)(23)	First lien senior secured loan	S +	5.25%	7/2031	99,756	98,532	99,507	3.4%
						98,532	99,507	3.4%
Equity Real Estate Investment Trusts (REITs)
Storable, Inc.(8)	First lien senior secured loan	S +	3.50%	4/2028	4,962	4,931	4,991	0.2%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(7)(18)(25)	Investment	Interest		Maturity Date	Par / Units		Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

							4,931	4,991	0.2%
Food & Staples Retailing
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(9)(16)	First lien senior secured revolving loan	S +	5.00%	12/2027	1,812		1,812	1,812	0.1%
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))(8)	First lien senior secured loan	S +	5.00%	12/2028	145,752		145,752	145,752	4.9%
							147,564	147,564	5.0%
Health Care Equipment & Supplies
PerkinElmer U.S. LLC(8)(16)	First lien senior secured loan	S +	5.00%	3/2029	64,824		64,701	64,662	2.2%
							64,701	64,662	2.2%
Health Care Providers & Services
Covetrus, Inc.(9)	Second lien senior secured loan	S +	9.25%	10/2030	75,000		73,740	72,938	2.5%
Engage Debtco Limited(9)(16)(23)	First lien senior secured loan	S +	5.93% (2.75% PIK)	7/2029	20,675		20,322	20,159	0.7%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(9)	First lien senior secured loan	S +	4.75%	12/2029	22,668		22,299	22,668	0.8%
Natural Partners, LLC(9)(16)(23)	First lien senior secured loan	S +	4.50%	11/2027	12,320		12,171	12,259	0.4%
OneOncology, LLC(9)(16)	First lien senior secured loan	S +	6.25%	6/2030	10,798		10,654	10,798	0.4%
OneOncology, LLC(9)(16)	First lien senior secured delayed draw term loan	S +	5.00%	6/2030	9,926		9,846	9,841	0.3%
PetVet Care Centers, LLC(8)	First lien senior secured loan	S +	6.00%	11/2030	38,858		38,514	37,206	1.3%
Phantom Purchaser, Inc.(9)	First lien senior secured loan	S +	5.00%	9/2031	8,909		8,823	8,842	0.3%
TC Holdings, LLC (dba TrialCard)(9)(16)	First lien senior secured loan	S +	5.00%	4/2027	38,512		38,369	38,512	1.3%
Vermont Aus Pty Ltd(13)(23)	First lien senior secured AUD term loan	B +	5.75%	3/2028	A$	12,975	8,798	7,993	0.3%
							243,536	241,216	8.3%
Health Care Technology
Athenahealth Group Inc.(8)	First lien senior secured loan	S +	3.25%	2/2029	3,484		3,269	3,488	0.1%
Color Intermediate, LLC (dba ClaimsXten)(9)	First lien senior secured loan	S +	4.75%	10/2029	47,909		47,909	47,909	1.6%
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)(8)	First lien senior secured loan	S +	5.00%	8/2031	98,199		97,655	97,954	3.3%
Greenway Health, LLC(9)	First lien senior secured loan	S +	6.75%	4/2029	10,223		9,965	10,095	0.3%
Hyland Software, Inc.(8)	First lien senior secured loan	S +	6.00%	9/2030	64,784		63,941	64,784	2.2%
Indikami Bidco, LLC (dba IntegriChain)(8)	First lien senior secured loan	S +	6.50% (2.50% PIK)	12/2030	71,891		70,457	71,532	2.4%
Indikami Bidco, LLC (dba IntegriChain)(8)(16)	First lien senior secured delayed draw term loan	S +	6.00%	12/2030	564		486	561	—%
Indikami Bidco, LLC (dba IntegriChain)(8)(16)	First lien senior secured revolving loan	S +	6.00%	6/2030	2,537		2,404	2,502	0.1%
Interoperability Bidco, Inc. (dba Lyniate)(9)(16)	First lien senior secured loan	S +	6.25%	3/2028	29,005		28,925	28,281	1.0%
Interoperability Bidco, Inc. (dba Lyniate)(8)(16)	First lien senior secured revolving loan	S +	6.25%	3/2028	117		104	61	—%
Neptune Holdings, Inc. (dba NexTech)(9)	First lien senior secured loan	S +	4.75%	8/2030	6,551		6,519	6,551	0.2%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(8)	First lien senior secured loan	S +	3.00%	3/2028	11,657		11,657	11,698	0.4%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(7)(18)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

RL Datix Holdings (USA), Inc.(10)	First lien senior secured loan	S +	5.50%	4/2031	56,155	55,634	55,874	1.9%
RL Datix Holdings (USA), Inc.(9)(16)	First lien senior secured revolving loan	S +	5.50%	10/2030	1,401	1,302	1,346	—%
RL Datix Holdings (USA), Inc.(14)	First lien senior secured GBP term loan	SA +	5.50%	4/2031	£26,005	32,180	32,406	1.1%
Salinger Bidco Inc. (dba Surgical Information Systems)(8)	First lien senior secured loan	S +	5.75%	8/2031	79,922	78,768	79,722	2.7%
						511,175	514,764	17.3%
Hotels, Restaurants & Leisure
Par Technology Corporation(8)(23)	First lien senior secured loan	S +	5.00%	7/2029	30,857	30,416	30,549	1.0%
						30,416	30,549	1.0%
Industrial Conglomerates
Aptean Acquiror, Inc. (dba Aptean)(9)(16)	First lien senior secured loan	S +	5.00%	1/2031	3,317	3,286	3,309	0.1%
						3,286	3,309	0.1%
Insurance
AmeriLife Holdings LLC(9)(16)	First lien senior secured loan	S +	5.00%	8/2029	28,281	27,880	28,133	0.9%
Asurion, LLC(8)	First lien senior secured loan	S +	4.25%	8/2028	18,436	17,799	18,436	0.6%
Diamond Insure Bidco (dba Acturis)(12)(23)	First lien senior secured EUR term loan	E +	4.25%	7/2031	€7,496	7,892	7,626	0.3%
Diamond Insure Bidco (dba Acturis)(14)(23)	First lien senior secured GBP term loan	SA +	4.50%	7/2031	£24,503	30,396	30,151	1.0%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(9)	First lien senior secured loan	S +	7.50%	3/2029	43,674	42,726	43,347	1.5%
Galway Borrower LLC(9)(16)	First lien senior secured revolving loan	S +	4.50%	9/2028	44	43	44	—%
Integrated Specialty Coverages, LLC(8)	First lien senior secured loan	S +	4.75%	7/2030	6,654	6,638	6,654	0.2%
Integrity Marketing Acquisition, LLC(9)	First lien senior secured loan	S +	5.00%	8/2028	36,988	36,809	36,988	1.2%
Simplicity Financial Marketing Group Holdings, Inc.(9)	First lien senior secured loan	S +	5.00%	12/2031	10,714	10,607	10,607	0.4%
						180,790	181,986	6.1%
Internet & Direct Marketing Retail
Aurelia Netherlands B.V.(11)(23)	First lien senior secured EUR term loan	E +	5.75%	5/2031	€39,659	41,586	40,862	1.4%
						41,586	40,862	1.4%
IT Services
Kaseya Inc.(8)	First lien senior secured loan	S +	5.50%	6/2029	79,326	78,160	79,326	2.7%
Kaseya Inc.(9)(16)	First lien senior secured delayed draw term loan	S +	5.50%	6/2029	2,408	2,308	2,408	0.1%
Severin Acquisition, LLC (dba PowerSchool)(8)	First lien senior secured loan	S +	5.00% (2.25% PIK)	10/2031	61,146	60,555	60,535	2.0%
Spaceship Purchaser, Inc. (dba Squarespace)(9)	First lien senior secured loan	S +	5.00%	10/2031	97,001	96,526	96,516	3.3%
						237,549	238,785	8.1%
Life Sciences Tools & Services
Bamboo US BidCo LLC(9)(16)	First lien senior secured loan	S +	5.25%	9/2030	21,994	21,994	21,994	0.7%
Bamboo US BidCo LLC(11)	First lien senior secured EUR term loan	E +	5.25%	9/2030	€13,000	13,208	13,000	0.4%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(7)(18)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Bracket Intermediate Holding Corp.(9)	First lien senior secured loan	S +	4.25%	5/2028	34,476	34,476	34,735	1.2%
Creek Parent, Inc. (dba Catalent)(8)	First lien senior secured loan	S +	5.25%	12/2031	90,505	88,930	88,921	3.0%
						158,608	158,650	5.3%
Media
Monotype Imaging Holdings Inc.(9)(16)	First lien senior secured loan	S +	5.50%	2/2031	69,897	69,399	69,723	2.3%
						69,399	69,723	2.3%
Multiline Retail
PDI TA Holdings, Inc.(9)	First lien senior secured loan	S +	5.00%	2/2031	13,162	12,985	13,031	0.4%
PDI TA Holdings, Inc.(9)(16)	First lien senior secured delayed draw term loan	S +	5.50%	2/2031	1,707	1,672	1,683	0.1%
						14,657	14,714	0.5%
Pharmaceuticals
Foundation Consumer Brands, LLC(8)(16)	First lien senior secured loan	S +	6.25%	2/2027	16,471	16,303	16,471	0.6%
Pacific BidCo Inc.(10)(16)(23)	First lien senior secured loan	S +	6.00% (2.05% PIK)	8/2029	10,003	9,827	9,754	0.3%
						26,130	26,225	0.9%
Professional Services
Certinia Inc.(9)	First lien senior secured loan	S +	5.25%	8/2030	58,824	58,042	58,824	2.0%
CloudPay, Inc.(9)(23)	First lien senior secured loan	S +	7.50%	7/2029	11,318	11,213	11,205	0.4%
Gerson Lehrman Group, Inc.(9)	First lien senior secured loan	S +	5.25%	12/2027	18,895	18,763	18,848	0.6%
Proofpoint, Inc.(8)	First lien senior secured loan	S +	3.00%	8/2028	3,167	3,167	3,180	0.1%
Sensor Technology Topco, Inc. (dba Humanetics)(9)(16)	First lien senior secured loan	S +	7.00%	5/2028	64,078	63,845	64,398	2.2%
Sensor Technology Topco, Inc. (dba Humanetics)(8)(16)	First lien senior secured revolving loan	S +	6.50%	5/2028	3,586	3,567	3,614	0.1%
Sensor Technology Topco, Inc. (dba Humanetics)(11)(16)	First lien senior secured EUR term loan	E +	7.25%	5/2028	€11,579	12,533	12,044	0.4%
Sovos Compliance, LLC(8)	First lien senior secured loan	S +	4.50%	8/2028	19,351	19,055	19,468	0.7%
TK Operations Ltd (dba Travelperk, Inc.)(15)(23)	First lien senior secured loan		11.50% PIK	5/2029	25,897	23,870	24,019	0.8%
						214,055	215,600	7.3%
Real Estate Management & Development
Entrata, Inc.(8)	First lien senior secured loan	S +	5.75%	7/2030	44,423	43,820	44,423	1.5%
						43,820	44,423	1.5%
Systems Software
Activate Holdings (US) Corp. (dba Absolute Software)(9)(16)(23)	First lien senior secured loan	S +	5.25%	7/2030	48,828	48,643	48,828	1.6%
Appfire Technologies, LLC(9)(16)	First lien senior secured loan	S +	5.00%	3/2028	6,380	6,356	6,380	0.2%
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)(8)(16)	First lien senior secured loan	S +	6.50%	3/2031	51,300	50,641	50,915	1.7%
Barracuda Networks, Inc.(9)	First lien senior secured loan	S +	4.50%	8/2029	23,035	22,567	21,252	0.7%
Barracuda Networks, Inc.(9)	Second lien senior secured loan	S +	7.00%	8/2030	55,875	54,542	44,700	1.5%
Bayshore Intermediate #2, L.P. (dba Boomi)(9)	First lien senior secured loan	S +	6.25% (3.38% PIK)	10/2028	47,620	47,611	47,620	1.6%
ConnectWise, LLC(9)	First lien senior secured loan	S +	3.50%	9/2028	3,057	2,983	3,073	0.1%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(7)(18)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Crewline Buyer, Inc. (dba New Relic)(8)	First lien senior secured loan	S +	6.75%	11/2030	119,202	117,625	117,712	4.0%
Databricks, Inc.(8)	First lien senior secured loan	S +	4.50%	1/2031	61,633	61,324	61,324	2.1%
Delta TopCo, Inc. (dba Infoblox, Inc.)(10)	Second lien senior secured loan	S +	5.25%	11/2030	16,500	16,420	16,715	0.6%
Forescout Technologies, Inc.(9)	First lien senior secured loan	S +	5.00%	5/2031	1,232	1,226	1,225	—%
Oranje Holdco, Inc. (dba KnowBe4)(9)	First lien senior secured loan	S +	7.75%	2/2029	106,818	105,477	106,818	3.6%
Oranje Holdco, Inc. (dba KnowBe4)(9)	First lien senior secured loan	S +	7.25%	2/2029	21,275	21,086	21,115	0.7%
Ping Identity Holding Corp.(9)	First lien senior secured loan	S +	4.75%	10/2029	96,188	95,964	96,188	3.2%
Rubrik, Inc.(9)(16)	First lien senior secured loan	S +	7.00%	8/2028	52,965	52,427	52,965	1.8%
SailPoint Technologies Holdings, Inc.(9)	First lien senior secured loan	S +	6.00%	8/2029	89,558	88,184	89,558	3.0%
Securonix, Inc.(9)	First lien senior secured loan	S +	7.75% (3.75% PIK)	4/2028	19,774	19,654	17,154	0.6%
Securonix, Inc.(9)(16)	First lien senior secured revolving loan	S +	7.00%	4/2028	80	61	(391)	—%
Sitecore Holding III A/S(9)	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	11,240	11,174	11,240	0.4%
Sitecore Holding III A/S(11)	First lien senior secured EUR term loan	E +	7.75% (4.25% PIK)	3/2029	€65,505	68,694	67,830	2.3%
Sitecore USA, Inc.(9)	First lien senior secured loan	S +	7.75% (4.25% PIK)	3/2029	67,767	67,365	67,767	2.3%
Sophos Holdings, LLC(8)(23)	First lien senior secured loan	S +	3.50%	3/2027	14,617	14,303	14,698	0.5%
Talon MidCo 2 Limited(8)(23)	First lien senior secured loan	S +	6.95%	8/2028	31,055	30,664	31,055	1.0%
						1,004,991	995,741	33.5%
Total non-controlled/non-affiliated portfolio company debt investments						$4,847,940	$4,856,125	163.7%

Equity Investments
Application Software
6Sense Insights, Inc.(20)(24)	Series E-1 Preferred Stock		N/A	N/A	316,128	10,001	8,029	0.3%
AlphaSense, LLC(20)	Series E Preferred Shares		N/A	N/A	153,208	6,923	6,878	0.2%
Project Alpine Co-Invest Fund, LP(20)(23)(24)	LP Interest		N/A	N/A	$9,690	9,696	12,725	0.4%
Simpler Postage, Inc. (dba Easypost)(20)	Warrants		N/A	N/A	151,197	1,904	1,904	0.1%
Zoro TopCo, Inc.(9)(20)	Series A Preferred Equity	S +	9.50% PIK	N/A	12,617	15,992	16,381	0.6%
Zoro TopCo, L.P.(20)(24)	Class A Common Units		N/A	N/A	1,051,383	10,514	11,447	0.4%
						55,030	57,364	2.0%
Capital Markets
Acorns Grow Incorporated(15)(19)(20)(23)	Series F Preferred Stock		5.00% PIK	N/A	572,135	11,537	11,225	0.4%
						11,537	11,225	0.4%
Diversified Financial Services
Amergin Asset Management, LLC(20)(24)	Class A Units		N/A	N/A	25,000,000	—	778	—%
Juniper Square, Inc.(20)(24)	Warrants		N/A	N/A	40,984	238	2,126	0.1%
						238	2,904	0.1%
Health Care Providers & Services

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(7)(18)(25)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(20)(24)	Class A Interest		N/A	N/A	159	1,585	1,797	0.1%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(15)(20)	Series A Preferred Stock		15.00% PIK	N/A	4,419	5,046	4,749	0.2%
						6,631	6,546	0.3%
Health Care Technology
BEHP Co-Investor II, L.P.(20)(23)(24)	LP Interest		N/A	N/A	$1,270	1,043	1,297	—%
Minerva Holdco, Inc.(15)(20)	Senior A Preferred Stock		10.75% PIK	N/A	50,000	67,422	65,937	2.2%
Orange Blossom Parent, Inc.(20)(24)	Common Units		N/A	N/A	16,667	1,667	1,664	0.1%
WP Irving Co-Invest, L.P.(20)(23)(24)	Partnership Units		N/A	N/A	1,250,000	959	1,276	—%
						71,091	70,174	2.3%
Insurance
Accelerate Topco Holdings, LLC(20)(24)	Common Units		N/A	N/A	12,822	354	612	—%
						354	612	—%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(10)(20)	Perpetual Preferred Stock	S +	10.75% PIK	N/A	62,500	85,553	86,709	2.9%
						85,553	86,709	2.9%
Pharmaceuticals
XOMA Corporation(20)(24)	Warrants		N/A	N/A	12,000	82	139	—%
						82	139	—%
Professional Services
CloudPay, Inc.(15)(20)(23)	Series E Preferred Stock		13.50% PIK	N/A	45,721	10,406	10,400	0.4%
TravelPerk, Inc.(20)(23)(24)	Warrants		N/A	N/A	84,101	1,793	1,793	0.1%
Vestwell Holdings, Inc.(20)(24)	Series D Preferred Stock		N/A	N/A	152,175	3,020	3,000	0.1%
						15,219	15,193	0.6%
Systems Software
Axonius, Inc.(19)(20)(24)	Series E Preferred Stock		N/A	N/A	1,733,274	10,033	8,142	0.3%
Elliott Alto Co-Investor Aggregator L.P.(20)(23)(24)	LP Interest		N/A	N/A	13,060	13,145	20,341	0.7%
Halo Parent Newco, LLC(15)(20)	Class H PIK Preferred Equity		11.00% PIK	N/A	40,000	52,156	39,288	1.3%
Project Hotel California Co-Invest Fund, L.P.(20)(23)(24)	LP Interest		N/A	N/A	$8,061	8,061	9,275	0.3%
Securiti, Inc.(20)(24)	Series C Preferred Shares		N/A	N/A	2,525,571	20,000	20,000	0.7%
						103,395	97,046	3.3%
Total non-controlled/non-affiliated portfolio company equity investments						$349,130	$347,912	11.9%
Total non-controlled/non-affiliated portfolio company investments						$5,197,070	$5,204,037	175.6%

Non-controlled/affiliated portfolio company investments(21)
Debt Investments
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(15)(16)(21)	First lien senior secured loan		12.00% PIK	7/2030	$10,024	10,024	10,024	0.3%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company(1)(4)(7)(18)(25)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

AAM Series 2.1 Aviation Feeder, LLC(15)(16)(21)(23)	First lien senior secured loan	12.00% PIK	11/2030	10,157	10,157	10,157	0.3%
					20,181	20,181	0.6%
Insurance
Coherent Group Inc.(15)(19)(21)(23)	Convertible notes	5.30%	12/2025	3,029	3,029	3,029	0.1%
					3,029	3,029	0.1%
Total non-controlled/affiliated portfolio company debt investments					$23,210	$23,210	0.7%

Equity Investments
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(16)(20)(21)(23)(24)	LLC Interest		N/A	$5,947	5,948	6,668	0.2%
AAM Series 2.1 Aviation Feeder, LLC(16)(20)(21)(23)(24)	LLC Interest		N/A	$5,689	5,698	7,122	0.2%
					11,646	13,790	0.4%
Insurance
Coherent Group Inc.(19)(20)(21)(23)(24)	Series B Preferred Shares		N/A	456,035	16,014	12,199	0.4%
Fifth Season Investments LLC(20)(21)	Class A Units		N/A	8	56,660	62,517	2.1%
					72,674	74,716	2.5%
Pharmaceuticals
LSI Financing LLC(6)(15)(20)(21)(23)	Common Equity		N/A	61,114,193	61,114	60,913	2.1%
LSI Financing 1 DAC(15)(20)(21)(23)	Preferred equity		N/A	$4,696	4,746	4,771	0.2%
					65,860	65,684	2.3%
Total non-controlled/affiliated portfolio company equity investments					$150,180	$154,190	5.2%
Total non-controlled/affiliated portfolio company investments					$173,390	$177,400	5.9%

Controlled/affiliated portfolio company investments(22)
Equity Investments
Joint Ventures
Blue Owl Credit SLF LLC(6)(22)(23)(24)(26)	LLC Interest		N/A	$949	949	954	—%
					949	954	—%
Total controlled/affiliated portfolio company equity investments					$949	$954	—%
Total controlled/affiliated portfolio company investments					$949	$954	—%

Total non-controlled/non-affiliated misc. debt commitments(16)(27)(Note 7)					$(3,762)	$(1,658)	(0.1)%
Total Investments					$5,367,647	$5,380,733	181.4%

	Interest Rate Swaps as of December 31, 2024
	Company Receives	Company Pays(a)	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)	Hedged Instrument	Footnote Reference
Interest rate swap	6.75%	S + 2.565%	3/4/2029	700,000	568	—	187	2029 Notes	Note 5
Total				$700,000			$187

(a)          The Company has an International Swaps and Derivatives Association (“ISDA”) agreement with Goldman Sachs Bank USA.

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)
(1)Certain portfolio company investments are subject to contractual restrictions on sales.
(2)The amortized cost represents the original cost adjusted for the amortization and accretion of premiums and discounts, as applicable, on debt investments using the effective interest method.
(3)As of December 31, 2024, the net estimated unrealized gain for U.S. federal income tax purposes was $82.6 million based on a tax cost basis of $5.3 billion. As of December 31, 2024, there was no estimated aggregate gross unrealized loss for U.S. federal income tax purposes and the estimated aggregate gross unrealized gain for U.S. federal income tax purposes was $82.6 million.
(4)Unless otherwise indicated, all investments are considered Level 3 investments.
(5)Level 2 investment.
(6)Investment measured at net asset value (“NAV”).
(7)Unless otherwise indicated, loan contains a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either the Secured Overnight Financing Rate ( “SOFR” or “S,” which can include one-, three- or six- month SOFR), Euro Interbank Offered Rate (“EURIBOR” or “E”, which can include three- or six-month EURIBOR), Bank Bill Swap Yield (“BBSY” or “B”), SONIA (“SONIA” or “SA”) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, and which reset periodically based on the terms of the loan agreement.
(8)The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2024 was 4.33%.
(9)The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2024 was 4.31%.
(10)The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2024 was 4.25%.
(11)The interest rate on this loan is subject to 3 month EURIBOR, which as of December 31, 2024 was 2.71%.
(12)The interest rate on this loan is subject 6 month EURIBOR, which as of December 31, 2024 was 2.57%.
(13)The interest rate on this loan is subject 3 month BBSY, which as of December 31, 2024 was 4.42%.
(14)The interest rate on this loan is subject to SONIA, which as of December 31, 2024 was 4.70%.
(15)Contains a fixed-rate structure.
(16)Position or portion thereof is a partially unfunded debt or equity commitment. See Note 7 “Commitments and Contingencies”.

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(27)
Non-controlled/non-affiliated - delayed draw debt commitments
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured delayed draw term loan	7/2027	$—	$31,662	$(25)
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured delayed draw term loan	9/2026	—	5,509	(28)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	6/2029	—	6,480	(65)
AlphaSense, Inc.	First lien senior secured delayed draw term loan	12/2025	—	6,395	(64)
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	6/2026	2,202	2,339	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	3/2025	—	2,781	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2026	—	1,344	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured delayed draw term loan	1/2026	53	149	—
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured delayed draw term loan	7/2027	—	4,552	—
Associations, Inc.	First lien senior secured delayed draw term loan	7/2028	635	3,169	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	11/2026	—	5,486	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	3/2025	1,818	1,258	—
Computer Services, Inc. (dba CSI)	First lien senior secured delayed draw term loan	2/2026	—	9,196	—
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	5/2026	—	6,316	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	8/2025	—	7,572	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	9/2025	—	3,806	—
Cresset Capital Management, LLC	First lien senior secured delayed draw term loan	6/2026	—	2,239	—
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured delayed draw term loan	8/2026	—	3,372	(8)
Databricks, Inc.	First lien senior secured delayed draw term loan	7/2026	—	13,867	—
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured delayed draw term loan	4/2026	—	4,773	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	8/2025	550	5,376	—
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	2/2026	419	1,062	—
Galway Borrower LLC	First lien senior secured delayed draw term loan	7/2026	28	1,526	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	564	9,302	—
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	1/2025	—	181	—
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	8/2026	—	5,595	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured delayed draw term loan	6/2026	—	1,905	(48)

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(27)
Juniper Square, Inc.	First lien senior secured delayed draw term loan	6/2026	2,151	9,099	—
Kaseya Inc.	First lien senior secured delayed draw term loan	6/2025	921	3,515	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	11/2026	4,652	5,255	—
Litera Bidco LLC	First lien senior secured delayed draw term loan	5/2027	—	4,129	(10)
ManTech International Corporation	First lien senior secured delayed draw term loan	6/2025	—	10,304	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured delayed draw term loan	5/2026	—	12,075	—
Monotype Imaging Holdings Inc.	First lien senior secured delayed draw term loan	2/2026	1,338	4,404	—
OneOncology, LLC	First lien senior secured delayed draw term loan	10/2026	3,988	3,948	—
PDI TA Holdings, Inc.	First lien senior secured delayed draw term loan	2/2026	1,707	1,350	—
PerkinElmer U.S. LLC	First lien senior secured delayed draw term loan	5/2026	8,594	2,872	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	5,120	(166)
Pye-Barker Fire & Safety, LLC	First lien senior secured delayed draw term loan	5/2026	4,602	8,313	—
RL Datix Holdings (USA), Inc.	First lien senior secured delayed draw term loan	4/2027	—	12,666	—
Rubrik, Inc.	First lien senior secured delayed draw term loan	6/2028	6,194	343	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured delayed draw term loan	8/2026	—	7,734	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured EUR delayed draw term loan	9/2025	46	225	—
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured delayed draw term loan	9/2025	213	1,074	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured delayed draw term loan	10/2027	—	12,800	(64)
Simpler Postage, Inc. (dba Easypost)	First lien senior secured delayed draw term loan	6/2026	948	39,779	(57)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured delayed draw term loan	12/2026	—	2,857	(14)
Smarsh Inc.	First lien senior secured delayed draw term loan	2/2025	3,238	3,238	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2027	—	13,857	(35)
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured delayed draw term loan	10/2026	—	5,774	—
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2025	—	22,915	—
Non-controlled/non-affiliated - revolving debt commitments
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2029	—	3,011	—
Aerosmith Bidco 1 Limited (dba Audiotonix)	First lien senior secured revolving loan	7/2030	—	13,127	(33)
AI Titan Parent, Inc. (dba Prometheus Group)	First lien senior secured revolving loan	8/2031	—	3,443	(34)
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	—	2,273	(11)
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	9,421	—
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2028	58	758	—
Aptean Acquiror, Inc. (dba Aptean)	First lien senior secured revolving loan	1/2031	—	273	(1)
Artifact Bidco, Inc. (dba Avetta)	First lien senior secured revolving loan	7/2030	—	3,251	(17)
Associations, Inc.	First lien senior secured revolving loan	7/2028	1,524	1,524	—
Avalara, Inc.	First lien senior secured revolving loan	10/2028	—	10,455	—
Azurite Intermediate Holdings, Inc. (dba Alteryx, Inc.)	First lien senior secured revolving loan	3/2031	—	5,700	(43)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	4,103	—
Bayshore Intermediate #2, L.P. (dba Boomi)	First lien senior secured revolving loan	10/2027	—	4,104	—
BTRS HOLDINGS INC. (dba Billtrust)	First lien senior secured revolving loan	12/2028	2,518	4,197	—
Certinia Inc.	First lien senior secured revolving loan	8/2029	—	5,882	—
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	10/2029	—	3,789	—
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	5,798	—

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(27)
Creek Parent, Inc. (dba Catalent)	First lien senior secured revolving loan	12/2031	—	12,995	(227)
Cresset Capital Management, LLC	First lien senior secured revolving loan	6/2029	—	1,119	—
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	11,959	(149)
CT Technologies Intermediate Holdings, Inc. (& Smart Holdings Corp.) (dba Datavant)	First lien senior secured revolving loan	8/2031	—	8,429	(21)
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3/2029	—	3,732	(28)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	—	802	—
Entrata, Inc.	First lien senior secured revolving loan	7/2028	—	5,128	—
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	5,315	3,230	—
Forescout Technologies, Inc.	First lien senior secured revolving loan	5/2030	—	176	(1)
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	—	593	—
Galway Borrower LLC	First lien senior secured revolving loan	9/2028	16	179	—
Gerson Lehrman Group, Inc.	First lien senior secured revolving loan	12/2027	—	956	(2)
Granicus, Inc.	First lien senior secured revolving loan	1/2031	—	274	—
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	3,101	—
Icefall Parent, Inc. (dba EngageSmart)	First lien senior secured revolving loan	1/2030	—	1,739	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	2,537	4,510	—
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	7/2029	—	603	—
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2028	—	1,872	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	3/2028	117	2,139	—
IRI Group Holdings, Inc. (f/k/a Circana Group, L.P. (f/k/a The NPD Group, L.P.))	First lien senior secured revolving loan	12/2027	1,812	7,248	—
JS Parent, Inc. (dba Jama Software)	First lien senior secured revolving loan	4/2031	—	1,324	—
Juniper Square, Inc.	First lien senior secured revolving loan	12/2026	—	2,250	(6)
Kaseya Inc.	First lien senior secured revolving loan	6/2029	1,194	3,544	—
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	—	3,101	—
Litera Bidco LLC	First lien senior secured revolving loan	5/2028	—	2,350	(6)
Magnet Forensics, LLC (f/k/a Grayshift, LLC)	First lien senior secured revolving loan	7/2028	—	5,806	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	8,600	—
Minotaur Acquisition, Inc. (dba Inspira Financial)	First lien senior secured revolving loan	6/2030	—	7,428	(37)
Monotype Imaging Holdings Inc.	First lien senior secured revolving loan	2/2030	—	8,613	(22)
Natural Partners, LLC	First lien senior secured revolving loan	11/2027	—	1,590	(8)
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	882	—
OneOncology, LLC	First lien senior secured revolving loan	6/2029	—	1,587	—
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	2/2029	—	13,352	—
PDI TA Holdings, Inc.	First lien senior secured revolving loan	2/2031	—	1,345	(13)
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	5,373	(228)
Phantom Purchaser, Inc.	First lien senior secured revolving loan	9/2031	—	1,140	(9)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	9,643	—
Pye-Barker Fire & Safety, LLC	First lien senior secured revolving loan	5/2030	341	2,386	—
Relativity ODA LLC	First lien senior secured revolving loan	5/2029	—	3,854	(10)
RL Datix Holdings (USA), Inc.	First lien senior secured revolving loan	10/2030	1,401	9,688	—
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	8/2028	—	13,075	—
Salinger Bidco Inc. (dba Surgical Information Systems)	First lien senior secured revolving loan	5/2031	—	7,734	(19)
Securonix, Inc.	First lien senior secured revolving loan	4/2028	80	3,479	—

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(27)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2028	3,586	1,953	—
Severin Acquisition, LLC (dba PowerSchool)	First lien senior secured revolving loan	10/2031	—	7,680	(77)
Simplicity Financial Marketing Group Holdings, Inc.	First lien senior secured revolving loan	12/2031	—	1,429	(14)
Smarsh Inc.	First lien senior secured revolving loan	2/2029	104	155	—
Spaceship Purchaser, Inc. (dba Squarespace)	First lien senior secured revolving loan	10/2031	—	11,548	(58)
Talon MidCo 2 Limited	First lien senior secured revolving loan	8/2028	—	1,369	—
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	4/2027	—	2,842	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	9,435	—
Non-controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	5,947	13,118	—
AAM Series 2.1 Aviation Feeder, LLC	LLC interest	N/A	5,689	6,099	—
LSI Financing LLC	Common Equity	N/A	61,114	1,275	—
Total Portfolio Company Commitments			$138,214	$667,798	$(1,658)
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
(20)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $503.1 million or 16.9% of the Company’s net assets. The acquisition dates of the restricted securities are as follows:

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Portfolio Company	Investment	Acquisition Date
6Sense Insights, Inc.	Series E-1 Preferred Stock	January 20, 2022
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	July 01, 2022
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	July 01, 2022
Accelerate Topco Holdings, LLC	Common Units	September 01, 2022
Acorns Grow Incorporated	Series F Preferred Stock	March 08, 2022
Amergin Asset Management, LLC	Class A Units	July 01, 2022
AlphaSense, LLC	Series E Preferred Shares	June 27, 2024
Axonius, Inc.	Series E Preferred Stock	March 11, 2022
Blue Owl Credit SLF LLC*	LLC Interest	August 01, 2024
CloudPay, Inc.	Series E Preferred Stock	July 30, 2024
BEHP Co-Investor II, L.P.	LP Interest	May 06, 2022
Coherent Group Inc.	Series B Preferred Shares	April 21, 2022
Coherent Group Inc.	Series B Preferred Shares	December 28, 2023
Elliott Alto Co-Investor Aggregator L.P.	LP Interest	September 28, 2022
Fifth Season Investments LLC	Class A Units	October 17, 2022
Halo Parent Newco, LLC	Class H PIK Preferred Equity	February 22, 2022
Juniper Square, Inc.	Warrants	December 29, 2022
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)	Perpetual Preferred Stock	June 23, 2022
LSI Financing 1 DAC	Preferred Equity	December 14, 2022
Minerva Holdco, Inc.	Senior A Preferred Stock	February 15, 2022
Orange Blossom Parent, Inc.	Common Units	July 29, 2022
Project Alpine Co-Invest Fund, LP	LP Interest	June 13, 2022
Project Hotel California Co-Invest Fund, L.P.	LP Interest	August 09, 2022
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)	Series A Preferred Stock	November 15, 2023
Securiti, Inc.	Series C Preferred Shares	July 29, 2022
Simpler Postage, Inc. (dba Easypost)	Warrants	June 12, 2024
TravelPerk, Inc.	Warrants	May 02, 2024
Vestwell Holdings, Inc.	Series D Preferred Stock	December 20, 2023
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	Class A Interest	November 30, 2023
WP Irving Co-Invest, L.P.	Partnership Units	May 18, 2022
XOMA Corporation	Warrants	December 15, 2023
Zoro TopCo, L.P.	Class A Common Units	November 22, 2022
Zoro TopCo, Inc.	Series A Preferred Equity	November 22, 2022
* Refer to Note 4 “Investments – Credit SLF LLC” for further information.
(21)Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company is deemed to be an “Affiliated Person” of, as defined in the 1940 Act, this portfolio company, as the Company owns more than 5% but less than 25% of the portfolio company’s outstanding voting securities. Transactions during the year ended December 31, 2024 in which the Company was an Affiliated Person of the portfolio company are as follows:

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2024
(Amounts in thousands, except share amounts)

Company	Fair Value at December 31, 2023	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Realized Gains/(Loss)	Transfers	Fair Value at December 31, 2024	Interest Income	Dividend Income	Other Income
Non-Controlled Affiliates					$—
AAM Series 2.1 Aviation Feeder, LLC (c)	$17,438	$11,524	$(12,930)	$1,247	$—	$—	$17,279	$1,104	$—	$—
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC (c)	14,409	2,287	(895)	890	—	—	16,691	1,119	—	—
Coherent Group Inc.	16,204	1,391	(61)	(2,305)	—	—	15,229	74	—	—
Fifth Season Investments LLC	43,908	14,228	(1,472)	5,853	—	—	62,517	—	6,672	—
LSI Financing 1 DAC	19,988	4,953	(21,026)	(959)	1,815	—	4,771	—	90	—
LSI Financing LLC	—	84,654	(23,540)	(201)	—	—	60,913	—	320	—
Total Non-Controlled Affiliates	$111,947	$119,037	$(59,924)	$4,525	$1,815	$—	$177,400	$2,297	$7,082	$—
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

(22)As defined in the 1940 Act, the Company is deemed to be both an “Affiliated Person” and has “Control” of this portfolio company as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company, including through a management agreement (“controlled affiliate”). The Company’s investment in controlled affiliates for the period ended December 31, 2024, were as follows:

Company	Fair Value at December 31, 2023	Gross Additions (a)	Gross Reductions (b)	Net Change in Unrealized Gain/(Loss)	Realized Gains/(Loss)	Transfers	Fair Value at December 31, 2024	Interest Income	Dividend Income	Other Income
Controlled Affiliates
Blue Owl Credit SLF LLC(c)	—	2,618	(1,669)	5	—	—	954	—	27	—
Total Controlled Affiliates	$—	$2,618	$(1,669)	$5	$—	$—	$954	$—	$27	$—
(a)Gross additions include increases in the cost basis of investments resulting from new investments, PIK or dividends, and the amortization of any unearned income or discounts on equity investments, as applicable.
(b)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, and the amortization of any premiums on equity investments, as applicable.
(c)For further description of the Company's investment in Blue Owl Credit SLF LLC (“Credit SLF”), see Note 4 “Investments.”
(23)This portfolio company is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of total assets. As of December 31, 2024, non-qualifying assets represented 15.9% of total assets as calculated in accordance with the regulatory requirements.
(24)Investment is non-income producing.
(25)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLOs. See Note 5 “Debt”.
(26)Investment is not pledged as collateral for the credit facilities.
(27)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(6)(16)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets

Non-controlled/non-affiliated portfolio company investments
Debt Investments
Aerospace & defense
ManTech International Corporation(8)	First lien senior secured loan	S +	5.75%	9/2029	$72,522	$71,167	$71,976	4.0%
						71,167	71,976	4.0%
Application Software
Anaplan, Inc.(8)	First lien senior secured loan	S +	6.50%	6/2029	130,890	129,804	130,890	7.3%
Armstrong Bidco Limited (dba The Access Group)(11)(13)(20)	First lien senior secured GBP term loan	SA +	5.25%	6/2029	£8,087	9,740	10,232	0.6%
Avalara, Inc.(8)	First lien senior secured loan	S +	7.25%	10/2028	104,545	103,224	104,023	5.7%
Community Brands ParentCo, LLC(7)	First lien senior secured loan	S +	5.50%	2/2028	12,527	12,344	12,402	0.7%
Coupa Holdings, LLC(7)	First lien senior secured loan	S +	7.50%	2/2030	84,811	82,823	83,115	4.6%
Fullsteam Operations, LLC(8)(13)	First lien senior secured loan	S +	8.25%	11/2029	11,602	11,223	11,219	0.7%
Grayshift, LLC(7)(20)	First lien senior secured loan	S +	8.00%	7/2028	112,931	111,437	111,237	6.1%
Quartz Acquireco, LLC (dba Qualtrics)(7)	First lien senior secured loan	S +	3.50%	6/2030	4,988	4,942	4,950	0.3%
Zendesk, Inc.(8)	First lien senior secured loan	S +	6.25% (3.25% PIK)	11/2028	94,047	92,441	92,871	5.1%
						557,978	560,939	31.1%
Banks
Finastra USA, Inc.(9)(20)	First lien senior secured loan	S +	7.25%	9/2029	82,382	81,558	81,558	4.6%
Finastra USA, Inc.(7)(13)(20)	First lien senior secured revolving loan	S +	7.25%	9/2029	2,262	2,176	2,176	0.1%
						83,734	83,734	4.7%
Beverages
Innovation Ventures HoldCo, LLC(7)	First lien senior secured loan	S +	6.25%	3/2027	10,000	9,872	9,875	0.5%
						9,872	9,875	0.5%
Building products
EET Buyer, Inc. (dba e-Emphasys)(8)	First lien senior secured loan	S +	6.50%	11/2027	9,602	9,475	9,602	0.5%
EET Buyer, Inc. (dba e-Emphasys)(9)(13)	First lien senior secured revolving loan	S +	6.50%	11/2027	160	150	160	—%
						9,625	9,762	0.5%
Commercial Services & Supplies
SimpliSafe Holding Corporation(7)(13)	First lien senior secured loan	S +	6.25%	5/2028	20,949	20,627	20,741	1.1%
						20,627	20,741	1.1%
Construction & Engineering
Dodge Construction Network LLC(5)(8)	First lien senior secured loan	S +	4.75%	2/2029	9,850	9,734	7,584	0.4%
						9,734	7,584	0.4%
Consumer Finance
Affirm, Inc.(5)(20)(21)	Senior convertible notes	N/A		11/2026	25,000	19,180	20,455	1.1%
						19,180	20,455	1.1%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(6)(16)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Sophia, L.P.(5)(7)	First lien senior secured loan	S +	4.25%	10/2027	9,850	9,778	9,826	0.5%
						9,778	9,826	0.5%
Diversified Financial Services
BTRS Holdings Inc. (dba Billtrust)(8)(13)	First lien senior secured loan	S +	8.00%	12/2028	65,569	63,857	64,544	3.5%
BTRS Holdings Inc. (dba Billtrust)(8)(13)	First lien senior secured revolving loan	S +	7.25%	12/2028	1,679	1,513	1,578	0.1%
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S +	6.00%	11/2029	20,883	20,675	20,674	1.1%
Computer Services, Inc. (dba CSI)(8)	First lien senior secured loan	S +	6.75%	11/2029	124,063	121,840	124,063	6.8%
Hg Genesis 9 SumoCo Limited(10)(20)	Unsecured EUR facility	E +	7.00% PIK	3/2027	€46,773	51,217	51,668	2.8%
Juniper Square, Inc.(8)	First lien senior secured loan	S +	9.50% (4.75% PIK)	12/2026	37,384	36,575	36,636	2.0%
Smarsh Inc.(8)(13)	First lien senior secured loan	S +	5.75%	2/2029	29,143	28,892	29,070	1.6%
						324,569	328,233	17.9%
Diversified Support Services
CoreTrust Purchasing Group LLC(7)	First lien senior secured loan	S +	6.75%	10/2029	25,761	25,313	25,503	1.4%
						25,313	25,503	1.4%
Electrical Equipment
BCPE Watson (DE) ORML, LP(9)(20)(23)	First lien senior secured loan	S +	6.50%	7/2028	125,000	123,994	124,375	6.9%
						123,994	124,375	6.9%
Food & Staples Retailing
Circana Group, L.P. (fka The NPD Group, L.P.)(7)	First lien senior secured loan	S +	6.25% (2.75% PIK)	12/2028	144,986	142,548	143,536	7.9%
Circana Group, L.P. (fka The NPD Group, L.P.)(7)(13)	First lien senior secured revolving loan	S +	5.75%	12/2027	1,631	1,498	1,540	0.1%
						144,046	145,076	8.0%
Health Care Equipment & Supplies
PerkinElmer U.S. LLC(7)	First lien senior secured loan	S +	6.75%	3/2029	45,441	44,621	45,441	2.5%
						44,621	45,441	2.5%
Health Care Providers & Services
Covetrus, Inc.(8)	Second lien senior secured loan	S +	9.25%	10/2030	75,000	73,608	74,813	4.1%
Diagnostic Services Holdings, Inc. (dba Rayus Radiology)(7)	First lien senior secured loan	S +	5.50%	3/2025	9,956	9,956	9,931	0.6%
Engage Debtco Limited(8)(20)	First lien senior secured loan	S +	5.75% (2.25% PIK)	7/2029	20,128	19,712	19,776	1.1%
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(9)(13)	First lien senior secured loan	S +	6.25%	12/2029	22,516	22,033	22,029	1.2%
Natural Partners, LLC(8)(20)	First lien senior secured loan	S +	4.50%	11/2027	9,150	9,017	9,105	0.5%
OneOncology LLC(8)	First lien senior secured loan	S +	6.25%	6/2030	7,917	7,804	7,877	0.4%
PetVet Care Centers, LLC(7)	First lien senior secured loan	S +	6.00%	11/2030	39,250	38,863	38,838	2.1%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(6)(16)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
TC Holdings, LLC (dba TrialCard)(8)	First lien senior secured loan	S +	5.00%	4/2027	8,795	8,733	8,795	0.5%
Vermont Aus Pty Ltd(8)(20)	First lien senior secured loan	S +	5.50%	3/2028	9,825	9,639	9,727	0.5%
						199,365	200,891	11.0%
Health Care Technology
Athenahealth Group Inc.(5)(7)	First lien senior secured loan	S +	3.25%	2/2029	3,520	3,262	3,501	0.2%
Color Intermediate, LLC(8)	First lien senior secured loan	S +	5.50%	10/2029	48,394	47,535	47,910	2.6%
Greenway Health, LLC(9)	First lien senior secured loan	S +	6.75%	4/2029	10,300	9,993	9,991	0.5%
Hyland Software, Inc.(7)	First lien senior secured loan	S +	6.00%	9/2030	65,438	64,484	64,456	3.5%
Iconic IMO Merger Sub, Inc.(8)	First lien senior secured loan	S +	6.00%	5/2029	20,585	20,247	20,482	1.1%
Iconic IMO Merger Sub, Inc.(9)(13)(15)	First lien senior secured delayed draw term loan	S +	6.00%	5/2024	1,825	1,770	1,816	0.1%
Iconic IMO Merger Sub, Inc.(8)(13)	First lien senior secured revolving loan	S +	6.00%	5/2028	99	63	87	—%
Imprivata, Inc.(8)	Second lien senior secured loan	S +	6.25%	12/2028	17,647	17,470	17,647	1.0%
Indikami Bidco, LLC (dba IntegriChain)(7)	First lien senior secured loan	S +	6.00%	12/2030	56,374	55,110	55,106	3.0%
Interoperability Bidco, Inc. (dba Lyniate)(8)	First lien senior secured loan	S +	7.00%	12/2026	28,193	28,074	27,771	1.6%
Interoperability Bidco, Inc. (dba Lyniate)(8)(13)	First lien senior secured revolving loan	S +	7.00%	12/2024	948	937	914	0.1%
Neptune Holdings, Inc. (dba NexTech)(9)	First lien senior secured loan	S +	6.00%	8/2030	6,618	6,459	6,452	0.4%
PointClickCare Technologies, Inc.(8)(20)	First lien senior secured loan	S +	4.00%	12/2027	9,825	9,717	9,825	0.5%
Project Ruby Ultimate Parent Corp. (dba Wellsky)(5)(7)	First lien senior secured loan	S +	3.25%	3/2028	11,748	11,293	11,727	0.6%
						276,414	277,685	15.2%
Insurance
AmeriLife Holdings LLC(7)	First lien senior secured loan	S +	5.75%	8/2029	18,000	17,695	17,910	1.0%
AmeriLife Holdings LLC(8)(13)(15)	First lien senior secured delayed draw term loan	S +	5.75%	9/2024	3,751	3,682	3,732	0.2%
Asurion, LLC(5)(7)	First lien senior secured loan	S +	4.25%	8/2028	18,624	17,839	18,535	1.0%
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)(8)	First lien senior secured loan	S +	7.50%	3/2029	37,324	36,433	36,764	2.0%
Integrated Specialty Coverages, LLC(8)	First lien senior secured loan	S +	6.00%	7/2030	5,603	5,523	5,519	0.3%
Integrity Marketing Acquisition, LLC(8)	First lien senior secured loan	S +	5.86%	8/2026	30,678	30,601	30,678	1.7%
Integrity Marketing Acquisition, LLC(8)(13)(15)	First lien senior secured delayed draw term loan	S +	6.00%	2/2025	796	742	796	—%
						112,515	113,934	6.2%
IT Services
Kaseya Inc.(8)(13)	First lien senior secured loan	S +	6.25% (2.50% PIK)	6/2029	79,009	77,637	78,811	4.3%
Kaseya Inc.(7)(13)	First lien senior secured revolving loan	S +	5.50%	6/2029	1,194	1,120	1,182	0.1%
						78,757	79,993	4.4%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(6)(16)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Life Sciences Tools & Services
Bamboo US BidCo LLC(10)	First lien senior secured EUR term loan	E +	6.75% (3.38% PIK)	9/2030	€12,252	12,593	13,128	0.7%
Bamboo US BidCo LLC(8)	First lien senior secured loan	S +	6.75% (3.38% PIK)	9/2030	19,692	19,116	19,102	1.1%
Bamboo US BidCo LLC(7)(13)(15)	First lien senior secured delayed draw term loan	S +	6.75% (3.38% PIK)	3/2025	211	164	162	—%
Bracket Intermediate Holding Corp.(5)(8)	First lien senior secured loan	S +	5.00%	5/2028	34,825	33,890	34,773	1.9%
						65,763	67,165	3.7%
Pharmaceuticals
Foundation Consumer Brands, LLC(8)	First lien senior secured loan	S +	6.25%	2/2027	17,567	17,316	17,567	0.9%
Pacific BidCo Inc.(9)(20)	First lien senior secured loan	S +	5.75% (3.11% PIK)	8/2029	8,733	8,550	8,646	0.5%
XRL 1 LLC (dba XOMA)(12)	First lien senior secured loan		9.88%	12/2038	13,000	12,725	12,708	0.7%
						38,591	38,921	2.1%
Professional Services
Certinia, Inc.(9)	First lien senior secured loan	S +	7.25%	8/2029	44,118	43,285	43,235	2.4%
Proofpoint, Inc.(5)(7)	First lien senior secured loan	S +	3.25%	8/2028	3,199	3,106	3,196	0.2%
Sensor Technology Topco, Inc. (dba Humanetics)(8)	First lien senior secured loan	S +	7.00% (2.00%)	5/2026	62,791	62,411	62,634	3.4%
Sensor Technology Topco, Inc. (dba Humanetics)(10)	First lien senior secured EUR term loan	E +	7.25% (2.25% PIK)	5/2026	€11,318	12,220	12,471	0.7%
Sensor Technology Topco, Inc. (dba Humanetics)(8)(13)	First lien senior secured revolving loan	S +	6.50%	5/2026	3,094	3,061	3,080	0.2%
Sovos Compliance, LLC(5)(7)	First lien senior secured loan	S +	4.50%	8/2028	19,551	19,184	19,283	1.1%
						143,267	143,899	8.0%
Real Estate Management & Development
Entrata, Inc.(7)	First lien senior secured loan	S +	6.00%	7/2030	44,872	44,217	44,199	2.4%
						44,217	44,199	2.4%
Systems Software
Activate Holdings (US) Corp. (dba Absolute Software)(8)(13)(20)	First lien senior secured loan	S +	6.75%	7/2030	40,242	39,111	39,176	2.1%
Appfire Technologies, LLC(8)(13)	First lien senior secured loan	S +	5.50%	3/2027	4,046	4,015	4,023	0.2%
Barracuda Networks, Inc.(5)(8)	First lien senior secured loan	S +	4.50%	8/2029	44,550	43,424	43,383	2.4%
Barracuda Networks, Inc.(8)	Second lien senior secured loan	S +	7.00%	8/2030	55,875	54,385	52,523	2.9%
ConnectWise, LLC(5)(8)	First lien senior secured loan	S +	3.50%	9/2028	3,089	2,997	3,078	0.2%
Crewline Buyer, Inc. (dba New Relic)(8)	First lien senior secured loan	S +	6.75%	11/2030	114,805	113,107	113,083	6.2%
Delta TopCo, Inc. (dba Infoblox, Inc.)(8)	Second lien senior secured loan	S +	7.25%	12/2028	24,464	21,758	24,463	1.3%
Fortra, LLC (f/k/a Help/Systems Holdings, Inc.)(8)	Second lien senior secured loan	S +	6.75%	11/2027	20,000	19,803	17,350	1.0%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(6)(16)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Oranje Holdco, Inc. (dba KnowBe4)(8)	First lien senior secured loan	S +	7.50%	2/2029	106,818	105,334	105,750	5.8%
Ping Identity Holding Corp.(7)	First lien senior secured loan	S +	7.00%	10/2029	90,909	89,723	90,455	5.0%
Rubrik, Inc.(8)(13)	First lien senior secured loan	S +	7.00%	8/2028	47,431	46,790	46,898	2.5%
SailPoint Technologies Holdings, Inc.(7)	First lien senior secured loan	S +	6.00%	8/2029	136,920	134,464	135,893	7.5%
Securonix, Inc.(8)	First lien senior secured loan	S +	6.00%	4/2028	19,774	19,625	18,538	1.0%
Sitecore Holding III A/S(10)	First lien senior secured EUR term loan	E +	7.75% (6.29% PIK)	3/2029	€61,542	64,371	67,472	3.7%
Sitecore Holding III A/S(9)	First lien senior secured loan	S +	7.75% (7.07% PIK)	3/2029	10,475	10,397	10,396	0.6%
Sitecore USA, Inc.(9)	First lien senior secured loan	S +	7.75% (7.07% PIK)	3/2029	63,151	62,683	62,677	3.4%
Sophos Holdings, LLC(5)(7)(20)	First lien senior secured loan	S +	3.50%	3/2027	14,770	14,325	14,790	0.8%
Talon MidCo 2 Limited (dba Tufin)(8)(13)(20)	First lien senior secured loan	S +	7.69%	8/2028	30,478	29,994	30,096	1.6%
						876,306	880,044	48.2%
Total non-controlled/non-affiliated portfolio company debt investments						$3,289,433	$3,310,251	181.8%

Equity Investments
Application Software
6Sense Insights, Inc.(18)(21)	Series E-1 Preferred Stock	N/A		N/A	316,128	10,001	8,364	0.5%
Project Alpine Co-Invest Fund, L.P.(18)(20)(21)	LP Interest	N/A		N/A	$9,695	9,695	11,450	0.6%
Zoro TopCo, L.P.(18)(21)	Class A Common Units	N/A		N/A	1,051,383	10,514	11,447	0.6%
Zoro TopCo, Inc.(12)(18)	Series A Preferred Stock		12.50% PIK	N/A	12,617	13,613	13,818	0.8%
						43,823	45,079	2.5%
Capital Markets
Acorns Grow Incorporated(12)(17)(18)(20)	Series F Preferred Stock		5.00% PIK	N/A	572,135	10,985	10,502	0.6%
						10,985	10,502	0.6%
Diversified Financial Services
Amergin Asset Management, LLC(18)(20)(21)	Class A Units	N/A		N/A	50,000,000	—	—	—%
Juniper Square, Inc.(18)(21)	Warrants	N/A		N/A	40,984	238	214	—%
						238	214	—%
Health Care Technology
BEHP Co-Investor II, L.P.(18)(20)(21)	LP Interest	N/A		N/A	$1,270	1,266	1,278	0.1%
Minerva Holdco, Inc.(12)(18)	Series A Preferred Stock	N/A	10.75% PIK	N/A	50,000	58,753	57,797	3.2%
Orange Blossom Parent, Inc.(18)(21)	Common Stock		N/A	N/A	16,667	1,667	1,664	0.1%
WP Irving Co-Invest, L.P.(18)(20)(21)	Partnership Units	N/A		N/A	1,250,000	1,250	1,258	0.1%
						62,936	61,997	3.5%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(6)(16)(22)	Investment	Interest		Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Health Care Providers & Services
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)(15)(18)(21)	Class A Interest	N/A		N/A	159	1,585	1,585	0.1%
Romulus Intermediate Holdings 1 Inc. (dba PetVet Care Centers)(12)(18)	Series A Preferred Stock		15.00% PIK	N/A	4,419	4,332	4,331	0.2%
						5,917	5,916	0.3%
Insurance
Accelerate Topco Holdings, LLC(18)(21)	Common Units	N/A		N/A	12,822	354	417	—%
						354	417	—%
IT Services
Knockout Intermediate Holdings I Inc. (dba Kaseya Inc.)(12)(18)	Perpetual Preferred Stock		11.75% PIK	N/A	62,500	68,887	70,035	3.9%
						68,887	70,035	3.9%
Pharmaceuticals
XOMA Corporation(18)(21)	Warrants	N/A		N/A	12,000	82	82	—%
						82	82	—%
Real Estate Management & Development
Vestwell Holdings, Inc.(18)(21)	Series D Preferred Stock	N/A		N/A	152,175	3,000	3,000	0.2%
						3,000	3,000	0.2%
Systems Software
Axonius, Inc.(17)(18)(21)	Series E Preferred Stock	N/A		N/A	1,733,274	10,033	8,775	0.5%
Elliott Alto Co-Investor Aggregator L.P.(18)(20)(21)	LP Interest	N/A		N/A	13,060	13,137	13,107	0.7%
Halo Parent Newco, LLC(12)(18)	Class H PIK Preferred Equity		11.00% PIK	N/A	40,000	46,643	38,202	2.1%
Picard Holdco, Inc.(8)(18)	Series A Preferred Stock	S +	12.00%	N/A	88,080	93,099	102,546	5.6%
Project Hotel California Co-Invest Fund, L.P.(18)(20)(21)	LP Interest	N/A		N/A	$8,061	8,061	9,134	0.5%
Securiti, Inc.(18)(21)	Series C Preferred Shares	N/A		N/A	2,525,571	20,000	18,596	1.0%
						190,973	190,360	10.4%
Total non-controlled/non-affiliated portfolio company equity investments						$387,195	$387,602	21.4%
Total non-controlled/non-affiliated portfolio company investments						$3,676,628	$3,697,853	203.2%

Non-controlled/affiliated portfolio company investments
Debt Investments
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(12)(19)(20)	First lien senior secured loan		12.00% PIK	7/2030	$8,784	8,784	8,784	0.4%
AAM Series 2.1 Aviation Feeder, LLC(12)(19)(20)	First lien senior secured loan		12.00% PIK	11/2030	$10,438	10,437	10,437	0.7%
						19,221	19,221	1.1%
Insurance
Coherent Group Inc.(17)(19)(20)	Convertible notes	N/A		12/2024	$1,700	1,700	1,700	0.1%
						1,700	1,700	0.1%
Total non-controlled/affiliated portfolio company debt investments						$20,921	$20,921	1.2%

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Company(1)(4)(6)(16)(22)	Investment	Interest	Maturity Date	Par / Units	Amortized Cost(2)(3)	Fair Value	Percentage of Net Assets
Equity Investments
Diversified Financial Services
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC(13)(18)(19)(20)(21)	LLC Interest	N/A	N/A	$5,795	5,795	5,625	0.3%
AAM Series 2.1 Aviation Feeder, LLC(13)(18)(19)(20)(21)	LLC Interest	N/A	N/A	$6,824	6,824	7,001	0.4%
					12,619	12,626	0.7%
Insurance
Coherent Group Inc.(17)(18)(19)(20)(21)	Series B Preferred Shares		N/A	323,095	16,013	14,504	0.8%
Fifth Season Investments LLC(18)(19)(23)	Class A Units		N/A	8	43,904	43,908	2.4%
					59,917	58,412	3.2%
Pharmaceuticals
LSI Financing 1 DAC(18)(19)(20)	Preferred Equity	N/A	N/A	$18,950	19,004	19,988	1.1%
					19,004	19,988	1.1%
Total non-controlled/affiliated portfolio company equity investments					$91,540	$91,026	5.0%
Total non-controlled/affiliated portfolio company investments					$112,461	$111,947	6.2%

Total non-controlled/non-affiliated misc. debt commitments(13)(Note 7)					$(3,292)	$(2,161)	(0.1)%
Total Investments					$3,785,797	$3,807,639	209.3%
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
(12)Contains a fixed-rate structure.
(13)Position or portion thereof is a partially unfunded debt or equity commitment. See below for more information on the Company’s commitments. See Note 7 “Commitments and Contingencies”.

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(14)
Non-controlled/non-affiliated - delayed draw debt commitments
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	9/2024	$3,751	$762	$—
AmeriLife Holdings LLC	First lien senior secured delayed draw term loan	10/2025	—	3,820	—
Appfire Technologies, LLC	First lien senior secured delayed draw term loan	6/2024	—	5,293	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured NOK term loan	11/2030	—	22,990	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR term loan	11/2030	—	21,969	—
Bamboo US BidCo LLC	First lien senior secured delayed draw term loan	3/2025	211	2,866	—
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured delayed draw term loan	12/2024	2,607	2,715	—
Community Brands ParentCo, LLC	First lien senior secured delayed draw term loan	2/2024	—	1,500	—

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(14)
CoreTrust Purchasing Group LLC	First lien senior secured delayed draw term loan	9/2024	—	3,789	—
Coupa Holdings, LLC	First lien senior secured delayed draw term loan	8/2024	—	7,572	(57)
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	11/2025	—	1,481	(22)
Fullsteam Operations, LLC	First lien senior secured delayed draw term loan	5/2025	1,009	2,324	—
Iconic IMO Merger Sub, Inc.	First lien senior secured delayed draw term loan	5/2024	1,825	3,127	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured delayed draw term loan	12/2025	—	9,866	(62)
Integrated Specialty Coverages, LLC	First lien senior secured delayed draw term loan	1/2024	—	1,293	(3)
Integrity Marketing Acquisition, LLC	First lien senior secured delayed draw term loan	2/2025	796	10,604	—
Kaseya Inc.	First lien senior secured delayed draw term loan	6/2024	291	4,437	—
ManTech International Corporation	First lien senior secured delayed draw term loan	9/2024	5,668	10,304	—
OneOncology LLC	First lien senior secured delayed draw term loan	12/2024	—	2,976	—
Pacific BidCo Inc.	First lien senior secured delayed draw term loan	8/2025	—	954	—
PetVet Care Centers, LLC	First lien senior secured delayed draw term loan	11/2025	—	5,120	(3)
Rubrik, Inc.	First lien senior secured delayed draw term loan	8/2028	660	5,876	—
SimpliSafe Holding Corporation	First lien senior secured delayed draw term loan	5/2024	682	1,886	—
Smarsh Inc.	First lien senior secured delayed draw term loan	2/2024	3,238	3,238	—
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured delayed draw term loan	8/2024	—	145	(2)
XRL 1 LLC (dba XOMA)	First lien senior secured delayed draw term loan	12/2038	—	1,000	(23)
Zendesk, Inc.	First lien senior secured delayed draw term loan	11/2024	—	22,915	(57)
Non-controlled/non-affiliated - revolving debt commitments
Activate Holdings (US) Corp. (dba Absolute Software)	First lien senior secured revolving loan	7/2030	602	2,408	—
AmeriLife Holdings LLC	First lien senior secured revolving loan	8/2028	—	2,273	(11)
Anaplan, Inc.	First lien senior secured revolving loan	6/2028	—	9,421	—
Appfire Technologies, LLC	First lien senior secured revolving loan	3/2027	187	630	—
Aurelia Netherlands Midco 2 B.V.	First lien senior secured EUR revolving loan	11/2030	—	2,441	—
Avalara, Inc.	First lien senior secured revolving loan	10/2028	—	10,455	(52)
Bamboo US BidCo LLC	First lien senior secured revolving loan	10/2029	—	4,103	(123)
BTRS Holdings Inc. (dba Billtrust)	First lien senior secured revolving loan	12/2028	1,679	5,037	—
Certinia, Inc.	First lien senior secured revolving loan	8/2029	—	5,882	(118)
Circana Group, L.P. (fka The NPD Group, L.P.)	First lien senior secured revolving loan	12/2027	1,631	7,429	—
Community Brands ParentCo, LLC	First lien senior secured revolving loan	2/2028	—	750	(8)
CoreTrust Purchasing Group LLC	First lien senior secured revolving loan	10/2029	—	3,789	(38)
Coupa Holdings, LLC	First lien senior secured revolving loan	2/2029	—	5,798	(116)
Crewline Buyer, Inc. (dba New Relic)	First lien senior secured revolving loan	11/2030	—	11,959	(179)
Disco Parent, Inc. (dba Duck Creek Technologies, Inc.)	First lien senior secured revolving loan	3/2029	—	3,732	(56)
EET Buyer, Inc. (dba e-Emphasys)	First lien senior secured revolving loan	11/2027	160	642	—
Entrata, Inc.	First lien senior secured revolving loan	7/2028	—	5,128	(77)
Finastra USA, Inc.	First lien senior secured revolving loan	9/2029	2,262	6,284	—
Fullsteam Operations, LLC	First lien senior secured revolving loan	11/2029	—	593	(18)
Grayshift, LLC	First lien senior secured revolving loan	7/2028	—	5,806	(87)
Hyland Software, Inc.	First lien senior secured revolving loan	9/2029	—	3,101	(47)
Iconic IMO Merger Sub, Inc.	First lien senior secured revolving loan	5/2028	99	2,382	—
Indikami Bidco, LLC (dba IntegriChain)	First lien senior secured revolving loan	6/2030	—	7,047	(159)
Integrated Specialty Coverages, LLC	First lien senior secured revolving loan	7/2029	—	603	(9)
Integrity Marketing Acquisition, LLC	First lien senior secured revolving loan	8/2026	—	2,636	—
Interoperability Bidco, Inc. (dba Lyniate)	First lien senior secured revolving loan	12/2024	948	1,309	—
Juniper Square, Inc.	First lien senior secured revolving loan	12/2026	—	2,250	(45)
Kaseya Inc.	First lien senior secured revolving loan	6/2029	1,194	3,544	—

Blue Owl Technology Finance Corp. II
Consolidated Schedule of Investments
As of December 31, 2023
(Amounts in thousands, except share amounts)

Portfolio Company	Commitment Type	Commitment Expiration Date	Funded Commitment	Unfunded
				Commitment	Fair Value(14)
KWOL Acquisition Inc. (dba Worldwide Clinical Trials)	First lien senior secured revolving loan	12/2029	881	2,056	—
ManTech International Corporation	First lien senior secured revolving loan	9/2028	—	8,600	(65)
Natural Partners, LLC	First lien senior secured revolving loan	11/2027	—	681	(3)
Neptune Holdings, Inc. (dba NexTech)	First lien senior secured revolving loan	8/2029	—	882	(22)
OneOncology LLC	First lien senior secured revolving loan	6/2029	—	1,587	(8)
Oranje Holdco, Inc. (dba KnowBe4)	First lien senior secured revolving loan	2/2029	—	13,352	(134)
PetVet Care Centers, LLC	First lien senior secured revolving loan	11/2029	—	5,373	(56)
Ping Identity Holding Corp.	First lien senior secured revolving loan	10/2028	—	9,091	(45)
SailPoint Technologies Holdings, Inc.	First lien senior secured revolving loan	8/2028	—	13,075	(98)
Securonix, Inc.	First lien senior secured revolving loan	4/2028	—	3,559	(222)
Sensor Technology Topco, Inc. (dba Humanetics)	First lien senior secured revolving loan	5/2026	3,094	2,445	—
Smarsh Inc.	First lien senior secured revolving loan	2/2029	—	259	(1)
Talon MidCo 2 Limited (dba Tufin)	First lien senior secured revolving loan	8/2028	—	1,369	(17)
TC Holdings, LLC (dba TrialCard)	First lien senior secured revolving loan	4/2027	—	1,071	—
Zendesk, Inc.	First lien senior secured revolving loan	11/2028	—	9,435	(118)
Non-controlled/affiliated - equity commitments
AAM Series 1.1 Rail and Domestic Intermodal Feeder, LLC	LLC Interest	N/A	5,802	1,699	—
AAM Series 2.1 Aviation Feeder, LLC	LLC Interest	N/A	6,823	246	—
Total Portfolio Company Commitments			$46,100	$353,034	$(2,161)
(14)The negative cost and fair value results from unamortized fees, which are capitalized to the investment cost of unfunded commitments.
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
(21)Investment is non-income producing.
(22)Unless otherwise indicated, the Company’s portfolio companies are pledged as collateral supporting the amounts outstanding under the Revolving Credit Facility, SPV Asset Facilities and CLO. See Note 5 “Debt”.
(23)Investment is not pledged as collateral for the credit facilities.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Statements of Changes in Net Assets
(Amounts in thousands)

	For the Year Ended December 31,
	2024	2023	2022(1)
Increase (Decrease) in Net Assets Resulting from Operations
Net investment income (loss)	$264,591	$167,131	$35,625
Net change in unrealized gain (loss)	3,690	32,945	(13,577)
Net realized gain (loss)	(1,353)	(747)	225
Net Increase (Decrease) in Net Assets Resulting from Operations	266,928	199,329	22,273
Distributions
Distributions declared from earnings	(263,155)	(118,245)	(17,161)
Net Decrease in Net Assets Resulting from Shareholders' Distributions	(263,155)	(118,245)	(17,161)
Capital Share Transactions
Issuance of common shares	1,124,951	499,987	1,174,971
Reinvestment of distributions	22,767	11,930	477
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	1,147,718	511,917	1,175,448
Total Increase (Decrease) in Net Assets	1,151,491	593,001	1,180,560
Net Assets, at beginning of period	1,817,579	1,224,578	44,018
Net Assets, at end of period	$2,969,070	$1,817,579	$1,224,578

(1)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Consolidated Statements of Cash Flows
(Amounts in thousands)

	For the Year Ended December 31,
	2024	2023	2022(1)
Cash Flows from Operating Activities
Net Increase (Decrease) in Net Assets Resulting from Operations	$266,928	$199,329	$22,273
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of investments, net	(2,091,986)	(1,438,413)	(2,526,580)
Proceeds from investments and investment repayments, net	605,681	187,927	65,996
Net amortization/accretion of premium/discount on investments	(31,497)	(12,270)	(3,253)
Net change in unrealized (gain) loss on investments	(4,788)	(29,492)	13,404
Net change in unrealized gain (loss) on interest rate swap attributed to unsecured notes	755	—	—
Net change in unrealized (gains) losses on translation of assets and liabilities in foreign currencies	933	(3,457)	173
Net realized (gain) loss on investments	499	(983)	(128)
Net realized (gain) loss on foreign currency transactions relating to investments	114	—	—
Paid-in-kind interest and dividends	(64,661)	(42,429)	(15,664)
Amortization of debt issuance costs	9,781	5,523	2,826
Amortization of offering costs	—	112	353
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable	(15,839)	(9,403)	(19,616)
(Increase) decrease in dividend income receivable	9,569	(11,648)	(173)
(Increase) decrease in prepaid expenses and other assets	(14,081)	140	(499)
Increase (decrease) in management fee payable	2,164	4,193	8,592
Increase (decrease) in incentive fee payable	2,070	5,039	2,622
Increase (decrease) in payables to affiliates	(249)	(1,182)	1,832
Increase (decrease) in payable for investments purchased	62,131	(27,731)	27,731
Increase (decrease) in accrued expenses and other liabilities	18,140	8,472	5,212
Net cash used in operating activities	(1,244,336)	(1,166,273)	(2,414,899)
Cash Flows from Financing Activities
Borrowings on debt	3,368,911	2,501,472	2,413,015
Payments on debt	(2,902,500)	(1,700,497)	(1,165,104)
Debt issuance costs	(30,778)	(13,981)	(20,416)
Proceeds from issuance of common shares (net of change in subscriptions receivable)	1,124,532	500,867	1,174,091
Offering costs paid	—	(96)	(295)
Distributions paid	(164,247)	(84,658)	(3,157)
Net cash provided by financing activities	1,395,918	1,203,107	2,398,134
Net increase (decrease) in cash and restricted cash, including foreign cash (restricted cash of $16,000, $0 and $0, respectively)	151,582	36,834	(16,765)
Cash and restricted cash, including foreign cash, beginning of period (restricted cash of $0, $0 and $0, respectively)	64,899	28,065	44,830
Cash and restricted cash, including foreign cash, end of period (restricted cash of $16,000, $0 and $0, respectively)	$216,481	$64,899	$28,065
Supplemental and Non-Cash Information
Interest paid during the period	$166,804	$117,512	$22,232
Distributions declared during the period	$263,155	$118,245	$17,161
Reinvestment of distributions during the period	$22,767	$11,930	$477
Distributions Payable	$111,325	$35,184	$13,527
Taxes, including excise tax, paid during the period	$515	$—	$—
(1)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.
The accompanying notes are an integral part of these consolidated financial statements.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements

Note 1. Organization
Blue Owl Technology Finance Corp. II (the “Company”) is a Maryland corporation formed on October 5, 2021. The Company was formed primarily to originate and make loans to, and make debt and equity investments in, technology-related, specifically software, companies based primarily in the United States. The Company originates and invests in senior secured or unsecured loans, subordinated loans or mezzanine loans, and equity-related securities including common equity, warrants, preferred stock and similar forms of senior equity, which may or may not be convertible into a portfolio company’s common equity. The Company's investment objective is to maximize total return by generating current income from debt investments and other income producing securities, and capital appreciation from our equity and equity-linked investments.
The Company invests at least 80% of the value of its total assets in “technology-related” companies. The Company defines technology related companies as those that operate in the technology industry or sector, or those that are developing or offering goods to businesses and consumers which utilize scientific knowledge, include techniques, skills, methods, devices and processes to solve problems. The Company specifically focuses on software and enterprise software companies within the technology and technology-related universe of companies. The Company invests in a broad range of established and high growth technology-related companies with a focus on enterprise software companies that are capitalizing on the large and growing demand for enterprise software products and services. These companies use technology extensively to improve business processes, applications and opportunities or seek to grow through technological developments and innovations. These companies operate in technology-related industries or sectors which include, but are not limited to, application software, systems software, healthcare information technology, technology services and infrastructure, financial technology and internet and digital media.
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
Blue Owl Technology Credit Advisors II LLC (the “Adviser”) serves as the Company’s investment adviser. The Adviser is an indirect affiliate of Blue Owl Capital, Inc. (“Blue Owl”) (NYSE: OWL) and part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Adviser is registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Blue Owl consists of three product platforms: (1) Credit, (2) GP Strategic Capital, which primarily focuses on acquiring equity stakes in, or providing debt financing to, large, multi-product private equity and private credit firms and (3) Real Assets, which primarily focuses on the strategies of net lease real estate and real estate credit. Subject to the overall supervision of the Company’s board of directors (the “Board”), the Adviser manages the day-to-day operations of, and provides investment advisory and management services to, the Company.
Through March 21, 2024 (the “Final Closing”), the Company conducted private offerings (each, a “Private Offering”) of its common stock to accredited investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). At the closing of each Private Offering, each investor made a capital commitment (a “Capital Commitment”) to purchase shares of the Company’s common stock pursuant to a subscription agreement entered into with the Company. Investors were required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivered drawdown notice to its investors. As of January 15, 2025, the Capital Commitments were fully drawn. The initial closing of the Private Offering occurred on December 1, 2021 (the “Initial Closing”). The “Commitment Period” will continue until December 1, 2028, which is the earlier of the (i) five year anniversary of the Final Closing (March 21, 2029) and (ii) the seven year anniversary of the Initial Closing (December 1, 2028). If the Company has not consummated a Liquidity Event by the end of the Commitment Period, subject to extension for two additional one-year periods, in the sole discretion of the Board, the Board (subject to any necessary shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down and/or liquidate and dissolve the Company in an orderly manner.
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
Reclassifications
As a result of changes in presentations, certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported results of operations.
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
Consolidation
As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's wholly-owned subsidiaries in its consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.
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
The Company applies the practical expedient provided by the ASC Topic 820 relating to investments in certain entities that calculate net asset value per share (or its equivalent). ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment. Investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy as per ASC Topic 820.
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
PIK interest and PIK dividend income consisted of the following for the periods:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
PIK Interest Income	$32,166	$20,874	$4,361
PIK Interest Income as a % of Investment Income	5.7%	5.5%	4.5%
PIK Dividend Income	$28,661	$29,426	$17,151
PIK Dividend Income as a % of Investment Income	5.1%	7.8%	17.6%
Total PIK Income	$60,827	$50,300	$21,512
Total PIK Income as a % of Investment Income	10.8%	13.4%	22.1%
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. There were no material uncertain tax positions through December 31, 2024. As applicable, the Company’s prior three tax years remain subject to examination by U.S. federal, state and local tax authorities.
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
The Company has adopted an “opt out” dividend reinvestment plan that provides for reinvestment of any cash distributions on behalf of shareholders, unless a shareholder elects to receive cash. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have not “opted out” of the dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the dividend reinvestment plan.
Segment Reporting
In accordance with ASC Topic 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The CODM is comprised of the Company’s chief executive officer, president, and chief financial officer and chief operating officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholder’s equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

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
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820),” which clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. ASU 2022-03 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. An entity that qualifies as an investment

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
company under Topic 946 should apply the amendments in ASU No. 2022-03 to an investment in an equity security subject to a contractual sale restriction that is executed or modified on or after the date of adoption. Management has adopted the aforementioned accounting pronouncement and does not believe that it had a material effect on the accompanying consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280),” which requires specific disclosures related to the title and position of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 2200-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
For the year ended December 31, 2024, 2023, and 2022, the Company incurred expenses of approximately $3.2 million $2.9 million, and $2.3 million, respectively, for costs and expenses reimbursable to the Adviser under the terms of the Administration Agreement.
As of December 31, 2024, 2023, and 2022, amounts reimbursable to the Adviser pursuant to the Administration Agreement were $0.6 million, $0.8 million, and $2.0 million respectively.
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
For the year ended December 31, 2024, 2023, and 2022, management fees were $58.1 million, $48.7 million, and $22.3 million, respectively.
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
For the year ended December 31, 2024, 2023, and 2022, performance based incentive fees based on net investment income were $29.4 million, $18.8 million, and $3.9 million, respectively.
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
For the year ended December 31, 2024 and 2023, the Company accrued performance based incentive fees based on capital gains of $0.3 million and $1.9 million, respectively, related to unrealized appreciation. The Company did not accrue performance based incentive fees based on capital gains for the year ended December 31, 2022.
Dealer Manager Agreement
On November 30, 2021, the Company and the Adviser entered into a dealer manager agreement with the Adviser and Blue Owl Securities LLC (“Blue Owl Securities”) pursuant to which Blue Owl Securities and certain participating broker-dealers solicited Capital Commitments. In addition, the Company entered into a placement agent agreement with Blue Owl Securities pursuant to which employees of Blue Owl Securities conducted placement activities.
Affiliated Transactions
The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company relies on an order for exemptive relief (as amended, the “Order”) that has been granted to an affiliate of the Adviser, on which the Company is permitted to rely, that permits the Company to co-invest with other funds managed by the Adviser or certain affiliates, in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to such Order the Company generally is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with its investment objective and strategies, (3) the investment by its affiliates would not disadvantage the Company, and the Company’s participation would not be on a basis different from or less advantageous than that on which its affiliates are investing and (4) the proposed investment by the Company would not benefit the Adviser, the other affiliated funds that are participating in the investment or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, the Order permits the Company to participate in follow-on investments in its existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio company.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
The Adviser is affiliated with Blue Owl Credit Advisors LLC (“OCA”), Blue Owl Technology Credit Advisors LLC (“OTCA”), Blue Owl Credit Private Fund Advisors LLC (“OPFA”), and Blue Owl Diversified Credit Advisors LLC (“ODCA” together with OTCA, OPFA, OCA, and the Adviser, the “Blue Owl Credit Advisers”), which are also investment advisers. The Blue Owl Credit Advisers are indirect affiliates of Blue Owl and comprise part of Blue Owl’s Credit platform, which includes several strategies, including direct lending, alternative credit, investment grade credit, liquid credit and other adjacent investment strategies. The Blue Owl Credit Advisers’ allocation policy seeks to ensure equitable allocation of investment opportunities over time between the Company, and other funds managed by the Adviser or its affiliates. As a result of the Order, there could be significant overlap in the Company’s investment portfolio and the investment portfolio of the business development companies, private funds and separately managed accounts managed by the Blue Owl Credit Advisers (collectively, the “Blue Owl Credit Clients”) and/or other funds managed by the Adviser or its affiliates that avail themselves of the Order.
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
Controlled/Affiliated Portfolio Companies
Under the 1940 Act, the Company is required to separately identify non-controlled investments where it owns 5% or more of a portfolio company’s outstanding voting securities as investments in “affiliated” companies. In addition, under the 1940 Act, the Company is required to separately identify investments where it owns more than 25% of a portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company as investments in “controlled” companies. Under the 1940 Act, “non-affiliated investments” are defined as investments that are neither controlled investments nor affiliated investments. Detailed information with respect to the Company’s non-controlled, non-affiliated; non-controlled, affiliated; and controlled affiliated investments is contained in these consolidated financial statements, including the consolidated schedule of investments.
The Company has made investments in non-controlled, affiliated companies, including Amergin AssetCo, Fifth Season Investments LLC (“Fifth Season”), LSI Financing 1 DAC (“LSI Financing DAC”), and LSI Financing LLC (“LSI Financing LLC”), and in a controlled, affiliated company, Blue Owl Credit SLF LLC (“Credit SLF”). For further description of Credit SLF, see “Note 4. Investments.”
Amergin
Amergin was created to invest in a leasing platform focused on railcar, aviation and other long-lived transportation assets. Amergin acquires existing on-lease portfolios of new and end-of-life railcars and related equipment and selectively purchases off-lease assets and is building a commercial aircraft portfolio through aircraft financing and engine acquisition on a sale and lease back basis. Amergin consists of Amergin AssetCo and Amergin Asset Management LLC, which has entered into a Servicing Agreement with Amergin AssetCo. The Company made an initial equity commitment to Amergin AssetCo on July 1, 2022. As of December 31, 2024, its commitment to Amergin AssetCo is $51.1 million, of which $30.9 million is equity and $20.2 million is debt. The Company’s investment in Amergin is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its equity interest in Amergin AssetCo.
Fifth Season
Fifth Season is a portfolio company created to invest in life insurance based assets, including secondary and tertiary life settlement and other life insurance exposures using detailed analytics, internal life expectancy review and sophisticated portfolio management techniques. On July 18, 2022, the Company made an initial equity investment in Fifth Season. As of December 31, 2024, its investment in Fifth Season was $62.5 million at fair value. The Company’s investment in Fifth Season is a co-investment with its affiliates in accordance with the terms of the exemptive relief that the Company received from the SEC. The Company does not consolidate its interest in Fifth Season.
LSI Financing 1 DAC and LSI Financing LLC (collectively, “LSI Financing”)
LSI Financing DAC is a portfolio company formed to acquire contractual rights to revenue pursuant to earnout agreements generally in the life sciences space. On December 14, 2022, the Company made an initial investment in LSI Financing DAC. As of December 31, 2024, the Company’s investment in LSI Financing DAC was $4.8 million at fair value and our total commitment was $4.7 million. The Company does not consolidate its equity interest in LSI Financing DAC.
LSI Financing LLC is a separately managed portfolio company formed to indirectly own royalty purchase agreements and loans in the life sciences space. On November 25th, 2024, the Company redeemed a portion of its interest in LSI Financing DAC in exchange for common shares of LSI Financing LLC. As of December 31, 2024, the fair value of our investment in LSI Financing LLC was $60.9 million and our total commitment was $62.4 million. The Company does not consolidate its equity interest in LSI Financing LLC.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Note 4. Investments
The information in the tables below is presented on an aggregate portfolio basis, without regard to whether they are non-controlled non-affiliated, non-controlled affiliated or controlled affiliated investments.
The table below presents the composition of investments at fair value and amortized cost as of the following periods:

	December 31, 2024		December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-lien senior secured debt investments(1)	$4,610,319	$4,633,923	$3,047,941	$3,068,392
Second-lien senior secured debt investments	144,702	134,353	187,024	186,796
Unsecured debt investments	112,367	109,401	72,097	73,823
Preferred equity investments(2)	318,849	297,708	374,363	370,458
Common equity investments(3)	180,461	204,394	104,372	108,170
Joint ventures(4)	949	954	—	—
Total Investments	$5,367,647	$5,380,733	$3,785,797	$3,807,639
(1)Includes investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing DAC.
(3)Includes equity investments in Amergin AssetCo, Fifth Season, and LSI Financing LLC.
(4)Includes equity investment in Credit SLF.
The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its portfolio companies. The table below presents the industry composition of investments based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
Aerospace & Defense	1.3%	1.9%
Application Software	15.1	15.8
Banks	1.6	2.2
Beverages	0.1	0.3
Building Products	0.2	0.3
Buildings & Real Estate	1.3	—
Capital Markets	0.4	0.3
Commercial Services & Supplies	0.8	0.5
Construction & Engineering	0.2	0.2
Consumer Finance	0.6	0.5
Diversified Consumer Services	2.1	0.3
Diversified Financial Services(1)	10.5	9.5
Diversified Support Services	0.6	0.7
Electrical Equipment	—	3.3
Entertainment	1.8	—
Equity Real Estate Investment Trusts (REITs)	0.1	—
Food & Staples Retailing	2.7	3.8
Health Care Equipment & Supplies	1.2	1.2
Health Care Technology	10.9	8.9
Health Care Providers & Services	4.6	5.4
Hotels, Restaurants & Leisure	0.6	—
Industrial Conglomerates	0.1	—
Insurance(2)	4.8	4.6
Internet & Direct Marketing Retail	0.8	—
IT Services	6.0	3.9
Joint Ventures(3)(5)	—	—
Life Sciences Tools & Services	2.9	1.8
Media	1.3	—
Multiline Retail	0.3	—

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued

Pharmaceuticals(4)	1.7	1.5
Professional Services	4.3	3.9
Real Estate Management & Development	0.8	1.2
Systems Software	20.3	28.0
Total	100.0%	100.0%
(1)Includes investments in Amergin AssetCo.
(2)Includes investment in Fifth Season.
(3)Includes equity investment in Credit SLF.
(4)Includes equity investment in LSI Financing DAC and LSI Financing LLC.
(5)As of December 31, 2024, our investment in Joint Ventures is less than 0.1% of the fair value of the portfolio.
The table below presents the geographic composition of investments based on fair value as of the following periods:

	December 31, 2024	December 31, 2023
United States:
Midwest	12.4%	11.4%
Northeast	21.6	20.0
South	28.9	25.8
West	24.5	31.4
Australia	0.1	0.3
Canada	3.9	4.4
Cayman Islands	—	0.4
Germany	0.2	0.2
Guernsey	1.0	1.4
Ireland	0.1	0.2
Israel	—	0.8
Norway	0.8	—
Spain	0.5	—
Sweden	0.6	—
Switzerland	—	0.3
United Kingdom	5.4	3.4
Total	100.0%	100.0%
Blue Owl Credit SLF LLC
On May 6, 2024 Credit SLF, a Delaware limited liability company, was formed as a joint venture. The Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp., Blue Owl Technology Income Corp., and State Teachers Retirement System of Ohio (“OSTRS”) (each, a “Credit SLF Member” and collectively, the “Credit SLF Members”) co-manage Credit SLF. Credit SLF’s principal purpose is to make investments in senior secured loans to middle-market companies, broadly syndicated loans and senior and subordinated notes issued by collateralized loan obligations. Credit SLF is managed by a board consisting of an equal number of representatives appointed by each Credit SLF Member and which acts unanimously. Investment decisions must be approved by Credit SLF’s board. The Company’s investment in Credit SLF is a co-investment made with its affiliates in accordance with the terms of the exemptive relief that it received from the SEC. The Company does not consolidate its non-controlling interest in Credit SLF. Credit SLF’s investments at fair value are determined in accordance with FASB ASC 820, as amended; however, such fair value is not included in the Company's valuation process.
Other than for purposes of the 1940 Act, the Company does not believe it has control over this portfolio company. Accordingly, the Company does not consolidate its non-controlling interest in Credit SLF.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
As of December 31, 2024 the capital commitment and economic ownership of each Credit SLF Member is as follows:

Members	Capital Commitment	Economic Ownership Interest
($ in thousands)
Blue Owl Capital Corporation	$774,218	84.6%
Blue Owl Capital Corporation II	500	0.1%
Blue Owl Capital Corporation III*	6,250	0.7%
Blue Owl Credit Income Corp.	11,250	1.2%
Blue Owl Technology Finance Corp.	2,500	0.3%
Blue Owl Technology Finance Corp. II	2,500	0.3%
Blue Owl Technology Income Corp.	2,500	0.3%
State Teachers Retirement System of Ohio	114,245	12.5%
Total	$913,963	100.0%
*On January 13, 2025, Blue Owl Capital Corporation III was merged with and into Blue Owl Capital Corporation with Blue Owl Capital Corporation surviving.
The table below sets forth Credit SLF’s consolidated financial data as of and for the following period:

As of
($ in thousands)	December 31, 2024
Consolidated Balance Sheet Data
Cash	$17,354
Investments at fair value	$1,164,473
Total Assets	$1,196,367
Total Debt (net of unamortized debt issuance costs)	$750,610
Total Liabilities	$847,556
Total Credit SLF Members' Equity	$348,811

For the Period Ended December 31,
($ in thousands)	2024(1)
Consolidated Statement of Operations Data
Investment income	$14,573
Net operating expenses	8,606
Net investment income (loss)	$5,967
Total net realized and unrealized gain (loss)	2,904
Net increase (decrease) in Credit SLF Members' Equity resulting from operations	$8,871
(1) Credit SLF’s date of inception was May 6, 2024.
The Company's proportional share of Credit SLF's generated distributions for the following period:

For the Period Ended
($ in thousands)	2024(1)
Dividend Income	$27
(1) Credit SLF’s date of inception was May 6, 2024.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Note 5. Debt
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2024 and December 31, 2023, the Company’s asset coverage was 214% and 188%, respectively.
The tables below present debt obligations as of the following periods:

	December 31, 2024
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Subscription Credit Facility	$480,000	$480,000	$—	$240	$479,755
Revolving Credit Facility(2)	1,275,000	409,566	865,434	11,271	398,295
SPV Asset Facility I	925,000	312,500	276,557	11,842	300,658
SPV Asset Facility II	300,000	—	300,000	3,430	(3,430)
Athena CLO II	288,000	288,000	—	2,219	285,786
Athena CLO IV	240,000	240,000	—	2,522	237,478
2023A Notes	75,000	75,000	—	675	74,325
2029 Notes(3)	700,000	700,000	—	14,845	685,915
Total Debt	$4,283,000	$2,505,066	$1,441,991	$47,044	$2,458,782
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
(2)Includes the unrealized translation gain (loss) on borrowings denominated in foreign currencies.
(3)Net carrying value is inclusive of change in fair market value of effective hedge.

	December 31, 2023
($ in thousands)	Aggregate Principal Committed	Outstanding Principal	Amount Available(1)	Unamortized Debt Issuance Costs	Net Carrying Value
Subscription Credit Facility	$800,000	$800,000	$—	$2,546	$797,454
Revolving Credit Facility	825,000	288,355	536,645	9,275	279,080
SPV Asset Facility I	625,000	330,000	84,826	8,613	321,387
SPV Asset Facility II	300,000	270,000	11,505	2,353	267,647
Athena CLO II	288,000	288,000	—	2,404	285,596
2023A Notes	75,000	75,000	—	856	74,144
Total Debt	$2,913,000	$2,051,355	$632,976	$26,047	$2,025,308
(1)The amount available reflects any limitations related to each credit facility’s borrowing base.
The table below presents the components of interest expense for the following periods:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
Interest expense	$190,114	$124,249	$26,622
Amortization of debt issuance costs	9,781	5,523	2,826
Net change in unrealized gain (loss) on effective interest rate swaps and hedged items(1)	187	—	—
Total Interest Expense	$200,082	$129,772	$29,448
Average interest rate	7.8%	7.7%	5.4%
Average daily borrowings	$2,408,181	$1,621,236	$485,816
(1)Refer to the 2029 Notes for details on the facility’s interest rate swap.

Credit Facilities
Subscription Credit Facility
On February 18, 2022 (the “Subscription Credit Facility Closing Date”), the Company entered into a revolving credit facility (the “Subscription Credit Facility”) with Wells Fargo Bank, National Association as administrative agent and as the lender.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
The Subscription Credit Facility permitted the Company to borrow up to $480.0 million, subject to availability under the borrowing base, which was based on unused capital commitments. Effective January 16, 2025, the outstanding balance on the Subscription Credit Facility was paid in full and the facility was terminated pursuant to its terms.
Borrowings under the Subscription Credit Facility bore interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of loans denominated in dollars, at the Company’s option (a) an adjusted Daily Simple SOFR rate plus 1.75%, (b) an adjusted Term SOFR rate for the applicable interest period plus 1.75% and (c) in the case of reference rate loans, 0.75% plus the greatest of (1) a prime rate, (2) the federal funds rate plus 0.50% and (3) the adjusted Daily Simple SOFR rate plus 1.00%, (ii) in the case of loans denominated in euros or other alternative currencies (other than sterling), the adjusted Eurocurrency Rate for the applicable interest period plus 1.75% or (iii) in the case of loans denominated in sterling, the adjusted SONIA Rate for the applicable interest period plus 1.75%. SOFR Rate loans were subject to a credit spread adjustment ranging from 0.10% to 0.25% and SONIA rate loans were subject to a credit spread adjustment of 0.0326%. Loans denominated in dollars were able to be converted from one rate applicable to dollar denominated loans to another at any time at the Company’s election, subject to certain conditions. The Company also paid an unused commitment fee of 0.25% per annum on the unused commitments.
Revolving Credit Facility
On June 9, 2022, the Company entered into a Senior Secured Credit Agreement (as amended from time to time, the “Revolving Credit Facility”). The parties to the Revolving Credit Facility include the Company, as Borrower, the lenders from time to time parties thereto and Truist Bank, as Administrative Agent. On December 20, 2024 (the “Revolving Credit Facility Third Amendment Date”), the Revolving Credit Facility was amended to, among other things, extend the availability period and maturity date and make various other changes. The following describes the terms of the Revolving Credit Facility as amended through the Revolving Credit Facility Third Amendment Date.
The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company in existence as of the Revolving Credit Facility Third Amendment Date, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company thereafter (each a “Guarantor” and collectively, the “Guarantors”). Proceeds of the Revolving Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.
As of the Revolving Credit Facility Third Amendment Date, the Revolving Credit Facility provides for, on an aggregated basis, a total of outstanding term loans and revolving credit facility commitments in the principal amount of $1.28 billion, which is comprised of (a) a term loan in a principal amount of $75.0 million and (b) subject to availability under the borrowing base, which is based on the Company’s portfolio investments and other outstanding indebtedness, a revolving credit facility in a principal amount of up to $1.20 billion (which revolving credit facility amount increased from $1.00 billion to $1.05 billion on October 15, 2024, from $1.05 billion to $1.10 billion on November 8, 2024 and from $1.10 billion to $1.20 billion on the Revolving Credit Facility Third Amendment Date). The amount available for borrowing under the revolving credit facility commitments of the Revolving Credit Facility is reduced by any outstanding letters of credit issued through the Revolving Credit Facility. Maximum capacity under the Revolving Credit Facility may be increased to $1.90 billion through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Revolving Credit Facility includes a $200.0 million limit for swingline loans, and is secured by a perfected first-priority interest in substantially all of the portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
As of the Revolving Credit Facility Third Amendment Date, the availability period with respect to the revolving credit facility under the Revolving Credit Facility will terminate on December 20, 2028 (the “Revolving Credit Facility Commitment Termination Date”) and the Revolving Credit Facility will mature on December 20, 2029 (the “Revolving Credit Facility Maturity Date”). During the period from the Revolving Credit Facility Commitment Termination Date to the Revolving Credit Facility Maturity Date, the Company will be obligated to make mandatory prepayments under the Revolving Credit Facility out of the proceeds of certain asset sales and other recovery events and equity and debt issuances.
The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Revolving Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus any applicable credit adjustment spread plus margin of 1.875% per annum or (ii) the alternative base rate plus margin of 0.875% per annum, or if the gross borrowing base is greater than or equal to 1.6 times the combined debt amount, (x) term SOFR plus any applicable credit adjustment spread plus margin of 1.750% per annum or (y) the alternative base rate plus margin of 0.750% per annum. With respect to loans denominated in U.S. dollars, the Company may elect either term SOFR or the alternative base rate at the time of drawdown, and such loans may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the Revolving Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein (including any applicable credit adjustment spread) plus margin of 1.875% per annum or, if the gross borrowing base is greater than or equal to 1.6 times the combined debt amount, 1.750% per annum. Beginning on and after the Revolving Credit Facility Third Amendment Date, the Company will also pay a fee of 0.350% on daily undrawn amounts under the Revolving Credit Facility.
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
SPV Asset Facilities
Certain of the Company’s wholly owned subsidiaries are parties to credit facilities (the “SPV Asset Facilities”). Pursuant to the SPV Asset Facilities, from time to time the Company sells and contributes certain investments to these wholly owned subsidiaries pursuant to sale and contribution agreements by and between the Company and the wholly owned subsidiaries. No gain or loss is recognized as a result of these contributions. Proceeds from the SPV Asset Facilities are used to finance the origination and acquisition of eligible assets by the wholly owned subsidiary, including the purchase of such assets from the Company. The Company retains a residual interest in assets contributed to or acquired to the wholly owned subsidiary through the Company’s ownership of the wholly owned subsidiary. The SPV Asset Facilities are secured by a perfected first priority security interest in the assets of these wholly owned subsidiaries and on any payments received by such wholly owned subsidiaries in respect of those assets. Assets pledged to lenders under the SPV Asset Facilities will not be available to pay the Company’s debts. The SPV Asset Facilities contain customary covenants, including certain limitations on the incurrence by the Company of additional indebtedness and on the Company’s ability to make distributions to its shareholders, or redeem, repurchase or retire shares of stock, upon the occurrence of certain events, and customary events of default (with customary cure and notice provisions). Borrowings of the wholly owned subsidiaries under the SPV Asset Facilities are considered the Company’s borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.
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
The maximum principal amount which may be borrowed under the SPV Asset Facility I is $925.0 million (increased from $625.0 million to $925.0 million on June 28, 2024) which, subject to the satisfaction of certain conditions, may be increased to up to

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
$1.50 billion. The availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding I’s assets from time to time, and satisfaction of certain conditions, including coverage tests, collateral quality tests, a lender advance rate test and certain concentration limits.
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
SPV Asset Facility II
On November 8, 2022 (the “SPV Asset Facility II Closing Date”), Athena Funding II LLC (“Athena Funding II”), a Delaware limited liability company and a newly formed subsidiary of the Company entered into a Loan and Management Agreement (the “SPV Asset Facility II”), with Athena Funding II LLC, as borrower, the Company, as collateral manager and transferor, MUFG Bank, Ltd. (“MUFG”), as administrative agent, State Street Bank and Trust Company, as collateral agent and collateral administrator, Alter Domus (US) LLC as custodian, the lenders from time to time parties thereto (the “SPV Asset Facility II Lender”) and the group agents from time to time parties thereto. On August 20, 2024, the parties to the SPV Asset Facility II entered into an amendment, including to extend the availability period and maturity date, change the interest rate, replace Alter Domus as custodian with State Street Bank and Trust Company and make various other changes. The following describes the terms of SPV Asset Facility II as amended through August 20, 2024.

The maximum principal amount of the SPV Asset Facility II is $300.0 million; the availability of this amount is subject to a borrowing base test, which is based on the value of Athena Funding II’s assets from time to time, an advance rate and concentration limitations, and satisfaction of certain conditions, including collateral quality tests.

The SPV Asset Facility II provides for the ability to draw and redraw revolving loans under the SPV Asset Facility II until October 27, 2026 (the “SPV Asset Facility II Reinvestment Period”) unless the SPV Asset Facility II Reinvestment Period is terminated sooner as provided in the Secured Credit Facility. Unless otherwise terminated, the SPV Asset Facility II will mature three years after the last day of the SPV Asset Facility II Reinvestment Period, on October 27, 2029 (the “SPV Asset Facility II Stated Maturity”). Prior to the SPV Asset Facility II Stated Maturity, proceeds received by Athena Funding II from principal and interest, dividends, or fees on assets must be used to pay fees, expenses and interest on outstanding borrowings, and the excess may be returned to the Company, subject to certain conditions. On the SPV Asset Facility II Stated Maturity, Athena Funding II must pay in full all outstanding fees and expenses and all principal and interest on outstanding borrowings, and the excess may be returned to the Company. The credit facility may be permanently reduced, in whole or in part, at the option of Athena Funding II.
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
Debt Securitization Transactions
The Company incurs secured financing through debt securitization transactions which are also known as collateralized loan obligation transactions (the “CLO Transactions”) issued by the Company’s consolidated subsidiaries (the “CLO Issuers”), which are backed by a portfolio of collateral obligations consisting of middle-market loans and participation interests in middle-market loans as well as by other assets of the CLO Issuers. The CLO Issuers issue preferred shares which are not secured by the collateral securing the CLO Transactions which the Company purchases. The Company acts as retention holder in connection with the CLO Transactions for the purposes of satisfying certain U.S. and European Union regulations requiring sponsors of securitization transactions to retain exposure to the performance of the securitized assets and as such is required to retain a portion of a CLO Issuer’s preferred shares. Notes issued by CLO Issuers have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities (e.g., “blue sky”) laws, and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or pursuant to an applicable exemption from such registration. The Adviser serves as collateral manager for the CLO Issuers under a collateral management agreement. The Adviser is entitled to receive fees for providing these services. The Adviser routinely waives its right to receive such fees but may rescind such waiver at any time; provided, however, that if the Adviser rescinds such waiver, the management fee payable to Adviser pursuant to the Investment Advisory Agreement will be offset by the

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
amount of the collateral management fee attributable to a CLO Issuer’s equity or notes owned by the Company. Assets pledged to debt holders of the CLO Transactions and the other secured parties under each CLO Transaction’s documentation will not be available to pay the debts of the Company. The Company consolidates the financial statements of the CLO Issuers in its consolidated financial statements.
Athena CLO II
On December 13, 2023 (the “Athena CLO II Closing Date”), the Company completed a $475.3 million term debt securitization transaction (the “Athena CLO II Transaction”). The secured notes and preferred shares issued in the Athena CLO II Transaction and the secured loan borrowed in the Athena CLO II Transaction were issued and incurred, as applicable, by the Company’s consolidated subsidiary Athena CLO II, LLC, a limited liability organized under the laws of the State of Delaware (the “Athena CLO II Issuer”).
The Athena CLO II Transaction was executed by (A) the issuance of the following classes of notes and preferred shares pursuant to an indenture and security agreement dated as of the Athena CLO II Closing Date (the “Athena CLO II Indenture”), by and among the Athena CLO II Issuer and State Street Bank and Trust Company: (i) $40.0 million of AAA(sf) Class A Notes, which bear interest at three-month term SOFR plus 2.85%, (ii) $16.5 million of AA(sf) Class B-1 Notes, which bear interest at three-month term SOFR plus 3.95%, (iii) $7.5 million of AA(sf) Class B-2 Notes, which bear interest at 7.25% and (iv) $24.0 million of A(sf) Class C Notes, which bear interest at three-month term SOFR plus 4.95% (together, the “Athena CLO II Secured Notes”) and (B) the borrowing by the Athena CLO II Issuer of $200.0 million under floating rate Class A-L loans (the “Athena CLO II Class A-L Loans” and together with the Athena CLO II Secured Notes, the “Athena CLO II Debt”). The Class A-L Loans bear interest at three-month term SOFR plus 2.85%. The Class A-L Loans were borrowed under a credit agreement (the “Athena CLO II Class A-L Credit Agreement”), dated as of the Athena CLO II Closing Date, by and among the Athena CLO II Issuer, as borrower, a financial institution, as lender, and State Street Bank and Trust Company, as collateral trustee and loan agent. The Athena CLO II Debt is secured by middle-market loans, participation interests in middle-market loans and other assets of the Athena CLO II Issuer. The Athena CLO II Debt is scheduled to mature on the Payment Date (as defined in the Athena CLO II Indenture) in January 2036. The Athena CLO II Secured Notes were privately placed by SG Americas Securities, LLC as Initial Purchaser.
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
Athena CLO IV
On August 15, 2024 (the “Athena CLO IV Closing Date”), the Company completed a $399.7 million term debt securitization transaction (the “Athena CLO IV Transaction”). The secured notes and preferred shares issued in the Athena CLO IV Transaction were issued by the Company’s consolidated subsidiary Athena CLO IV, LLC, a limited liability organized under the laws of the State of Delaware (the “Athena CLO IV Issuer”).
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
In connection with the issuance of the 2029 Notes, on April 4, 2024 the Company entered into a bilateral interest rate swap. The notional amount of the interest rate swap is $700.0 million. The Company will receive fixed rate interest at 6.750% and pay variable rate interest based on SOFR plus 2.565%. The interest rate swap matures on March 4, 2029. For the year ended December 31, 2024, the Company did not make a periodic payment. The interest expense related to the 2029 Notes is equally offset by the proceeds received from the interest rate swap. The swap adjusted interest expense is included as a component of interest expense on the Company’s Consolidated Statements of Operations. As of December 31, 2024, the interest rate swap had a fair value of $0.6 million. Depending on the nature of the balance at period end, the fair value of the interest rate swap is either included as a component of accrued expenses and other liabilities or prepaid expenses and other assets on the Company’s Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by the change in fair value of the 2029 Notes, with the remaining difference included as a component of interest expense on the Consolidated Statements of Operations.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Note 6. Fair Value of Financial Instruments
Investments
The tables below present the fair value hierarchy of financial instruments as of the following periods:

	Fair Value Hierarchy as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$214,583	$—	$—	$214,583
Investments:
First-lien senior secured debt investments(1)	$—	$263,794	$4,370,129	$4,633,923
Second-lien senior secured debt investments	—	16,716	117,637	134,353
Unsecured debt investments	—	—	109,401	109,401
Preferred equity investments(2)	—	—	297,708	297,708
Common equity investments(3)	—	—	143,481	143,481
Subtotal	$—	$280,510	$5,038,356	$5,318,866
Investments measured at Net Asset Value(4)	$—	$—	$—	$61,867
Total Investments at fair value	$—	$280,510	$5,038,356	$5,380,733
Derivatives:
Interest rate swaps	$—	$568	$—	$568
(1)Includes investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing DAC.
(3)Includes equity investments in Amergin AssetCo and Fifth Season
(4)Includes equity investments in Credit SLF and LSI Financing LLC, which are measured at fair value using the net asset value per share (or its equivalent) practical expedient and has not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

	Fair Value Hierarchy as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Cash (including restricted and foreign cash)	$64,844	$—	$—	$64,844
Investments:
First-lien senior secured debt investments(1)	$—	$169,676	$2,898,716	$3,068,392
Second-lien senior secured debt investments	—	—	186,796	186,796
Unsecured debt investments	—	20,455	53,368	73,823
Preferred equity investments(2)	—	—	370,458	370,458
Common equity investments(3)	—	—	108,170	108,170
Total Investments at fair value	$—	$190,131	$3,617,508	$3,807,639
(1)Includes investment in Amergin AssetCo.
(2)Includes equity investment in LSI Financing DAC.
(3)Includes equity investments in Amergin AssetCo and Fifth Season.
The tables below present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the following periods:

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued

	As of and for the Year Ended December 31, 2024
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$2,898,716	$186,796	$53,368	$370,458	$108,170	$3,617,508
Purchases of investments, net	1,771,755	—	51,893	20,841	20,899	1,865,388
Payment-in-kind	22,454	—	7,544	34,663	—	64,661
Proceeds from investments, net	(348,318)	(29,722)	—	(120,290)	(6,674)	(505,004)
Net change in unrealized gain (loss)	(2)	(7,712)	(3,416)	(17,237)	20,336	(8,031)
Net realized gains (losses)	246	(7,728)	—	6,585	750	(147)
Net amortization/accretion of premium/discount on investments	23,185	467	12	2,688	—	26,352
Transfers into (out of) Level 3(1)	2,093	(24,464)	—	—	—	(22,371)
Fair value, end of period	$4,370,129	$117,637	$109,401	$297,708	$143,481	$5,038,356
(1)Transfers between levels, if any, are recognized at the beginning of the period noted. For the year ended December 31, 2024, transfers between Level 2 and Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	As of and for the Year Ended December 31, 2023
($ in thousands)	First-lien senior secured debt investments	Second-lien senior secured debt investments	Unsecured debt investments	Preferred equity investments	Common equity investments	Total
Fair value, beginning of period	$1,758,458	$184,788	$45,124	$337,069	$71,541	$2,396,980
Purchases of investments, net	1,343,324	—	1,700	26,648	32,783	1,404,455
Payment-in-kind	14,870	—	4,837	22,725	—	42,432
Proceeds from investments, net	(120,162)	—	—	(22,415)	—	(142,577)
Net change in unrealized gain (loss)	17,547	1,409	1,650	4,352	3,846	28,804
Net realized gains (losses)	(2)	—	—	985	—	983
Net amortization of discount on investments	6,074	599	57	1,094	—	7,824
Transfers into (out of) Level 3(1)	(121,393)	—	—	—	—	(121,393)
Fair value, end of period	$2,898,716	$186,796	$53,368	$370,458	$108,170	$3,617,508
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
The table below presents information with respect to net change in unrealized gains (losses) on investments for which Level 3 inputs were used in determining the fair value that are still held by the Company for the following periods:

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued

($ in thousands)	Net change in unrealized gain (loss) for the Year Ended December 31, 2024 on Investments Held at December 31, 2024	Net change in unrealized gain (loss) for the Year Ended December 31, 2023 on Investments Held at December 31, 2023	Net change in unrealized gain (loss) for the Year Ended December 31, 2022 on Investments Held at December 31, 2022
First-lien senior secured debt investments	$10,994	$18,017	$(299)
Second-lien senior secured debt investments	(9,988)	1,409	(1,636)
Unsecured debt investments	(3,416)	1,650	(1,199)
Preferred equity investments	(6,756)	4,352	(8,257)
Common equity investments	19,558	3,846	(47)
Total Investments	$10,392	$29,274	$(11,438)
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

	December 31, 2024
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$331,564	Recent Transaction	Transaction Price	98.0% - 100.0% (99.0%)	Increase
	4,038,565	Yield Analysis	Market Yield	6.8% - 18.5% (10.4%)	Decrease
Second-lien senior secured debt investments	$117,637	Yield Analysis	Market Yield	15.4% - 21.9% (17.9%)	Decrease
Unsecured debt investments	$3,029	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	106,372	Yield Analysis	Market Yield	8.6% - 14.7% (10.5%)	Decrease
Preferred equity investments	$8,142	Recent Transaction	Transaction Price	81.4% - 81.4% (81.4%)	Increase
	217,834	Yield Analysis	Market Yield	12.3% - 25.5% (16.5%)	Decrease
	71,732	Market Approach	Revenue Multiple	6.0x - 18.0x (10.4x)	Increase
Common equity investments	26,986	Market Approach	EBITDA Multiple	8.0x - 28.5x (10.8x)	Increase
	62,517	Market Approach	AUM Multiple	1.1x - 1.1x (1.1x)	Increase
	13,790	Market Approach	N/A	N/A	N/A
	778	Discounted Cash Flow Analysis	Discounted Factor	20.0% - 20.0% (20.0%)	Decrease
	140	Option Pricing Model	Volatility	70.0% - 70.0% (70.0%)	Increase
	39,270	Market Approach	Revenue Multiple	6.3x - 14.5x (10.5x)	Increase

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued

	December 31, 2023
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input
First-lien senior secured debt investments	$423,672	Recent Transaction	Transaction Price	97.0% - 99.3% (98.6%)	Increase
	2,475,044	Yield Analysis	Market Yield	8.2% - 17.1% (12.0%)	Decrease
Second-lien senior secured debt investments	$186,796	Yield Analysis	Market Yield	11.4% - 17.7% (15.3%)	Decrease
Unsecured debt investments	$1,700	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	51,668	Yield Analysis	Market Yield	10.6% - 10.6% (10.6%)	Decrease
Preferred equity investments	$109,877	Recent Transaction	Transaction Price	98.0% - 107.5% (106.9%)	Increase
	199,839	Yield Analysis	Market Yield	10.4% - 20.0% (15.2%)	Decrease
	60,742	Market Approach	Revenue Multiple	8.5x - 21.5x (14.6x)	Increase
Common equity investments	$58,201	Recent Transaction	Transaction Price	100.0% - 100.0% (100.0%)	Increase
	17,724	Market Approach	EBITDA Multiple	9.1x - 34.5x (12.5x)	Increase
	32,245	Market Approach	Revenue Multiple	6.3x - 14.7x (11.2x)	Increase
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

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Debt Not Carried at Fair Value
Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available. The table below presents the carrying and fair values of the Company’s debt obligations as of the following periods:

	December 31, 2024			December 31, 2023
($ in thousands)	Net Carrying Value	Unamortized Debt Issuance Costs	Fair Value	Net Carrying Value	Unamortized Debt Issuance Costs	Fair Value
Subscription Credit Facility	$479,755	$240	$479,755	$797,454	$2,546	$797,454
Revolving Credit Facility	398,295	11,271	398,295	279,080	9,275	279,080
SPV Asset Facility I	300,658	11,842	300,658	321,387	8,613	321,387
SPV Asset Facility II	(3,430)	3,430	(3,430)	267,647	2,353	267,647
Athena CLO II	285,786	2,219	285,786	285,596	2,404	285,596
Athena CLO IV	237,478	2,522	237,478	—	—	—
2023A Notes	74,325	675	75,057	74,144	856	75,188
2029 Notes	685,915	14,845	703,811	—	—	—
Total Debt	$2,458,782	$47,044	$2,477,410	$2,025,308	$26,047	$2,026,352

The table below presents fair value measurements of the Company’s debt obligations as of the following periods:

($ in thousands)	December 31, 2024	December 31, 2023
Level 1	$—	$—
Level 2	703,811	—
Level 3	1,773,599	2,026,352
Total Debt	$2,477,410	$2,026,352
Financial Instruments Not Carried at Fair Value
As of December 31, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value due to their short maturities. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 7. Commitments and Contingencies
Portfolio Company Commitments
From time to time, the Company may enter into commitments to fund investments in the form of revolving credit, delayed draw, or equity commitments, which require the Company to provide funding when requested by portfolio companies in accordance with underlying loan agreements. The Company had the following outstanding commitments as of the following periods:

	As of December 31,
($ in thousands)	2024	2023
Total unfunded revolving loan commitments	$306,448	$190,267
Total unfunded delayed draw loan commitments	$340,858	$160,822
Total unfunded revolving and delayed draw loan commitments	$647,306	$351,089

Total unfunded equity commitments	$20,492	$1,945

Total unfunded commitments	$667,798	$353,034
Investor Commitments
As of December 31, 2024, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $1.3 billion undrawn), of which $54.1 million is from entities affiliated with or related to the Adviser (approximately $2.4 million undrawn). As of December 31, 2023, the Company had approximately $4.1 billion in total Capital Commitments from investors (approximately $2.4 billion undrawn), of which $54.0 million is from entities affiliated with or related to the Adviser

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
(approximately $13.8 million undrawn). These undrawn Capital Commitments will no longer remain in effect following the completion of an initial public offering of the Company’s common stock.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024, management was not aware of any pending or threatened litigation.
Note 8. Net Assets
Subscriptions and Drawdowns
In connection with its formation, the Company has the authority to issue 500,000,000 common shares at $0.01 per share par value.
On November 30, 2021, the Company issued 100 common shares for $1,500 to the Adviser.
Subsequent to November 30, 2021, the Company entered into Subscription Agreements with investors providing for the private placement of the Company’s common shares. Under the terms of the Subscription Agreements, investors were required to fund drawdowns to purchase the Company’s common shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivered a drawdown notice to its investors. As of January 15, 2025, all Capital Commitments were fully drawn. See “Note 13 - Subsequent Events.”
The Company delivered capital call notices to investors during the following periods:

	For the Year Ended December 31, 2024
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
February 29, 2024	March 13, 2024	16,123,863	$249,991
June 5, 2024	June 18, 2024	18,843,766	299,993
September 13, 2024	September 26, 2024	20,286,156	324,984
December 4, 2024	December 17, 2024	15,565,566	249,983
Total		70,819,351	$1,124,951

	For the Year Ended December 31, 2023
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
April 25, 2023	May 8, 2023	20,039,586	$299,992
September 13, 2023	September 26, 2023	13,123,039	199,995
Total		33,162,625	$499,987

	For the Year Ended December 31, 2022
Capital Drawdown Notice Date	Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price ($ in thousands)
January 28, 2022	February 11, 2022	8,710,668	$125,000
March 16, 2022	March 29, 2022	10,408,213	150,000
June 14, 2022	June 28, 2022	21,201,413	300,000
September 12, 2022	September 23, 2022	27,642,541	399,987
December 7, 2022	December 20, 2022	13,660,179	199,984
Total		81,623,015	$1,174,971

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Distributions
The table below reflects the distributions declared on shares of the Company’s common stock during the following periods:

	For the Year Ended December 31, 2024
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2024	March 29, 2024	May 15, 2024	$0.33
May 7, 2024	June 28, 2024	August 15, 2024	$0.38
August 6, 2024	September 30, 2024	November 15, 2024	$0.29
November 5, 2024	December 31, 2024	January 31, 2025	$0.29
December 16, 2024 (supplemental dividend)	December 31, 2024	January 3, 2025	$0.29

	For the Year Ended December 31, 2023
Date Declared	Record Date	Payment Date	Distribution per Share
February 21, 2023	March 31, 2023	May 15, 2023	$0.27
May 9, 2023	June 30, 2023	August 15, 2023	$0.24
August 8, 2023	September 29, 2023	November 15, 2023	$0.29
November 7, 2023	December 29, 2023	January 31, 2024	$0.30

	For the Year Ended December 31, 2022
Date Declared	Record Date	Payment Date	Distribution per Share
August 2, 2022	September 30, 2022	November 15, 2022	$0.05
November 1, 2022	December 30, 2022	January 31, 2023	$0.16
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
The table below reflects the common stock issued pursuant to the dividend reinvestment plan during the following period:

	For the Year Ended December 31, 2024
Date Declared	Record Date	Payment Date	Shares
November 7, 2023	December 29, 2023	January 31, 2024	282,231
February 21, 2024	March 29, 2024	May 15, 2024	343,042
May 7, 2024	June 28, 2024	August 15, 2024	455,375
August 6, 2024	September 30, 2024	November 15, 2024	386,132

	For the Year Ended December 31, 2023
Date Declared	Record Date	Payment Date	Shares
November 1, 2022	December 30, 2022	January 31, 2023	121,031
February 21, 2023	March 31, 2023	May 15, 2023	199,060
May 9, 2023	June 30, 2023	August 15, 2023	216,221
August 8, 2023	September 29, 2023	November 15, 2023	269,406

	For the Year Ended December 31, 2022
Date Declared	Record Date	Payment Date	Shares
August 2, 2022	September 30, 2022	November 15, 2022	33,272

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Note 9. Earnings Per Share
The table below sets forth the computation of basic and diluted earnings (loss) per common share for the following periods:

	For the Year Ended December 31,
($ in thousands, except per share amounts)	2024	2023	2022(1)
Increase (decrease) in net assets resulting from operations	$266,928	$199,329	$22,273
Weighted average shares of common stock outstanding—basic and diluted	148,425,703	101,564,882	37,548,440
Earnings (loss) per common share-basic and diluted	$1.80	$1.96	$0.59
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
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, or total distributable earnings (losses), as appropriate.
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
For the years ended December 31, 2024, 2023, and 2022 the Company recorded U.S. federal excise tax expense of $5 thousand, $513 thousand, and $61 thousand respectively.
The following reconciles the increase (decrease) in net assets resulting from operations for the years ended December 31, 2024, 2023, and 2022:

	For the Year Ended December 31,
($ in thousands)	2024(1)	2023	2022(2)
Increase (decrease) in net assets resulting from operations	$266,928	$199,329	$22,273
Adjustments:
Net unrealized (gain) loss	(3,690)	(32,945)	13,577
Deferred organization costs	(23)	(23)	322
Federal and state income tax	5	513	61
Other book-tax differences	(18,025)	(34,921)	(17,241)
Taxable Income	$245,195	$131,953	$18,992
(1)Tax information for the fiscal year ended December 31, 2024 is estimated and is not considered final until the Company files its tax return.
(2)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.
For the year ended December 31, 2024
Total distributions declared during the year ended December 31, 2024 of $263.2 million were derived from $248.6 million of ordinary income and $14.6 million of net long-term capital gains. For the calendar year ended December 31, 2024, the Company had $98.9 million net unrealized gains on investments and assets and liabilities in foreign currencies, and $(6.3) million of other temporary differences. For the calendar year ended December 31, 2024, the Company had no undistributed ordinary income or undistributed long term capital gains. For the year ended December 31, 2024, 83.2% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
For the year ended December 31, 2024, the Company increased the total distributable earnings (losses) and decreased additional paid in capital. These permanent differences of $2.0 million were principally related to merger related expenses of $2.0 million as well as $13 thousand in nondeductible offering costs and $5 thousand attributable to U.S. federal excise taxes.
For the year ended December 31, 2023
Total distributions declared during the year ended December 31, 2023 of $118.2 million were derived from ordinary income, as determined on a tax basis. For the calendar year ended December 31, 2023, the Company had $14.9 million of undistributed ordinary income, $0.5 million of undistributed long term capital gains, as well as $73.5 million net unrealized gains on investments and assets and liabilities in foreign currencies, and $(2.2) million of other temporary differences. For the year ended December 31, 2023, 88.4% of distributed ordinary income qualified as interest related dividend which is exempt from U.S. withholding tax applicable to non-U.S. shareholders.
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
Taxable Subsidiaries
Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state corporate-level income taxes. For the year ended December 31, 2024 and 2023 the Company recorded U.S. federal and state income tax expense/(benefit) of $(5) thousand and $(7) thousand respectively.
The Company recorded a net deferred tax asset of $155 thousand as of December 31, 2024, for taxable subsidiaries, which is significantly related to GAAP to tax outside basis differences in the taxable subsidiaries’ investment in certain partnership interests. The Company recorded a net deferred tax asset of $4 thousand for taxable subsidiaries as of December 31, 2023.

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
Note 11. Financial Highlights
The table below presents the financial highlights for a common share outstanding during the following periods:

	For the Year Ended December 31,
($ in thousands, except share and per share amounts)	2024	2023	2022(4)	2021(4)
Per share data:
Net asset value, beginning of period	$15.32	$14.47	$14.67	$—
Net investment income (loss)(1)	1.78	1.64	0.95	(0.33)
Net realized and unrealized gain (loss)(1)	0.02	0.32	(0.36)	—
Total from operations	1.80	1.96	0.59	(0.33)
Issuance of common stock(2)	0.01	(0.01)	(0.58)	15.00
Distributions declared from net investment income	(1.58)	(1.10)	(0.21)	—
Total increase (decrease) in net assets	0.23	0.85	(0.20)	14.67
Net asset value, end of period	$15.55	$15.32	$14.47	$14.67
Shares outstanding, end of period	190,910,860	118,624,729	84,656,386	3,000,100
Total Return(3)	12.2%	13.5%	0.0%	(2.2)%
Ratios / Supplemental Data
Ratio of total expenses to average net assets	12.5%	13.7%	9.6%	4.5%
Ratio of net investment income to average net assets	10.9%	11.0%	5.5%	(4.5)%
Net assets, end of period	$2,969,070	$1,817,579	$1,224,578	$44,018
Weighted-average shares outstanding	148,425,703	101,564,882	37,548,440	187,600
Total capital commitments, end of period	$4,148,606	$4,146,837	$3,494,589	$802,705
Ratio of total contributed capital to total committed capital, end of period	68.6%	41.5%	34.9%	5.6%
Portfolio turnover rate	31.8%	4.3%	5.9%	—%
Year of formation	2021	2021	2021	2021
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
(4)The Company was initially capitalized on November 30, 2021 and commenced investing activities in January 2022.
Note 12. Pending Merger with Blue Owl Technology Finance Corp.
On November 12, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Owl Technology Finance Corp., a Maryland corporation (“OTF”), Oriole Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of OTF (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser, and, solely for the limited purposes set forth therein, Blue Owl Technology Credit Advisers LLC, a Delaware limited liability company and investment advisor to OTF (“OTCA”). The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving company and as a wholly-owned subsidiary of OTF (the “Initial Merger”), and, immediately thereafter, the Company will merge with and into OTF, with OTF continuing as the surviving company (the “Second Merger” and together, with the Initial Merger, the “Mergers”). The parties to the Merger Agreement intend the Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.
Effective upon the closing of the Mergers, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Mergers, except for shares, if any, owned by OTF or any of its consolidated subsidiaries, will be converted into the right to receive a number of shares of OTF’s common stock equal to the Exchange Ratio (as defined below), plus any cash (without interest) in lieu of fractional shares, in connection with the closing of the Mergers.
As of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the closing of the Initial Merger (such date, the “Determination Date”) each of OTF and the Company will deliver to the other a calculation of its net asset value (“NAV”) as of such date (such calculation with respect to OTF, the “Closing OTF NAV” and such calculation with respect to the Company, the “Closing OTF II NAV”), in each case based on the same assumptions and methodologies, and applying the same categories of adjustments to NAV (except as may be mutually agreed by the parties) historically used by OTF or the Company, as applicable, in preparing the calculation of NAV per share of OTF Common Stock or OTF II Common Stock, as applicable (with an

Blue Owl Technology Finance Corp. II
Notes to Consolidated Financial Statements - Continued
accrual for any dividends declared and not yet paid). The Closing OTF NAV and Closing OTF II NAV, as applicable, will be updated under the circumstances set forth in the Merger Agreement.
The Exchange Ratio shall be the quotient (rounded to the fourth nearest decimal) of the OTF II Per Share NAV and the OTF Per Share NAV. The OTF II Per Share NAV shall be the quotient of the Closing OTF II Net Asset Value and the number of shares of the Company's common stock issued and outstanding as of the Determination Date and the OTF Per Share NAV shall be the quotient of the Closing OTF Net Asset Value and the number of shares of OTF's common stock issued and outstanding as of the Determination Date.
Consummation of the Mergers, which is currently anticipated to occur during the first or second quarter of 2025, is subject to certain closing conditions, including (1) requisite approvals of the Company's shareholders of the Merger Agreement and of OTF’s shareholders of articles of amended and restatement, (2) the absence of certain enumerated legal impediments to the consummation of the Mergers, (3) effectiveness of the registration statement for OTF's common stock to be issued as consideration in the Mergers, (4) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), (6) the absence of a material adverse effect in respect of the Company or OTF, and (7) the receipt of customary legal opinions to the effect that the Mergers will be treated as a “reorganization” within the meaning of Section 368(a) of the Code by the parties.
If approved, the OTF’s charter would be amended and restated to include restrictions on the transfer of shares of OTF’s common stock through the 365-day period following a listing of OTF’s common stock on a national securities exchange as follows: (i) through 180 days after the date of the listing for all of the shares of OTF’s common stock held by OTF shareholders prior to the date of the listing, (ii) through 270 days after the date of the listing for two-thirds of the shares of the Company's common stock held by OTF shareholders prior to the date of the listing and (iii) through 365 days after the date of the listing for one-third of the shares of OTF’s common stock held by OTF shareholder's prior to the date of the listing.
Prior to the anticipated closing of the Mergers, the Company and OTF intend to declare and pay ordinary course quarterly dividends.
Prior to the anticipated closing of the Mergers, subject to the approval of the Company's board of directors, the Company will declare a dividend to its shareholders equal to any undistributed net investment income estimated to be remaining as of the closing of the Mergers.
The foregoing summary description of the Merger Agreement and the transactions contemplated thereby is subject to and qualified in its entirety by reference to the Merger Agreement. In connection with the Mergers, the Company and OTF filed with the SEC and mailed to their respective shareholders a joint proxy statement/ prospectus (the “Joint Proxy Statement”) and OTF filed with the SEC a registration statement on Form N-14 (the “Registration Statement”) that included the Joint Proxy Statement and a prospectus of OTF. The definitive joint proxy statement and prospectus was filed with the SEC on January 17, 2025.

Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of these consolidated financial statements. There have been no subsequent events to disclose except for the following:
Investor Capital Call
On January 2, 2025, we delivered a capital call drawdown notice to investors relating to the sale of approximately 83,356,340 shares of our common stock, par value $0.01 per share, for an aggregate offering price of $1.3 billion. The sale closed on January 15, 2025, as of which date all of our Capital Commitments were fully drawn.

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
(b)Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
During the fiscal year ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Board of Directors
As of December 31, 2024, our Board consisted of six members. The Board is divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I directors will expire at the 2025 annual meeting of shareholders; the terms of our Class II directors will expire at the 2026 annual meeting of shareholders; and the terms of our Class III directors will expire at the 2027 annual meeting of shareholders.
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

Name, Address, and Age(1)	Position(s) Held with the Company	Principal Occupation(s) During the Past 5 Years	Term of Office and Length of Time Served(2)	Number of Companies in Fund Complex(3) Overseen by Director	Other Directorships Held by Director or Nominee for Director
Independent Directors
Eric Kaye, 61	Director	Founder and Chief Executive Officer of Kayezen, LLC (formerly ARQ^EX Fitness Systems)	Class II Director since 2021; Term expires in 2026	6	OBDC OBDC II OCIC OTF OTIC
Victor Woolridge, 68	Director	Managing Director of Barings Real Estate Advisers LLC	Class II Director since 2021; Term expires in 2026	6	OBDC OBDC II OCIC OTF OTIC
Christopher M. Temple, 57	Director	President of DelTex Capital LLC	Class III Director since 2021; Term expires in 2027	6	OBDC OBDC II OCIC OTF OTIC
Melissa Weiler, 60	Director	Private Investor Managing Director and member of the Management Committee of Crescent Capital Group (through 2020)	Class III Director since 2021; Term expires in 2027	6	OBDC OBDC II OCIC OTF OTIC Jefferies Financial Group Inc.
Edward D'Alelio, 72	Chairman of the Board, Director	Retired	Class I Director since 2021; Term expires in 2025	6	OBDC OBDC II OCIC OTF OTIC Blackstone Long Short Credit Income Fund Blackstone Senior Floating Rate 2027 Term Fund Blackstone Strategic Credit 2027 Term Fund
Interested Directors(4)
Craig W. Packer, 58	Chief Executive Officer and Director	Co-Founder of Blue Owl Capital Partners Co-President of Blue Owl Co-Chief Investment Officer of each of the Blue Owl Credit Advisers Chief Executive Officer of the Blue Owl BDCs	Class I Director since 2021; Term expires in 2025	6	OBDC OBDC II OCIC OTF OTIC Blue Owl Capital Inc. (“Blue Owl”)
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
(4)“Interested person” of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940 (the “1940 Act”). Mr. Packer is an “interested person” because of his affiliation with the Adviser.

Independent Directors
Mr. Kaye is the Chief Executive Officer and founder of Kayezen, LLC, a physical therapy and fitness equipment design company. Prior to founding Kayezen, LLC, Mr. Kaye served as a Vice Chairman and Managing Director of UBS Investment Bank, and a member of the division’s Global Operating and U.S. Executive Committees, from June 2001 to May 2012. For the majority of Mr. Kaye’s tenure with UBS, he was a Managing Director and led the firm’s Exclusive Sales and Divestitures Group, where he focused on advising middle-market companies. Prior to joining UBS, Mr. Kaye had served as Global Co-Head of Mergers & Acquisitions for Robertson Stephens, an investment banking firm, from February 1998 to June 2001. Mr. Kaye joined Robertson Stephens from PaineWebber where he served as Executive Director and head of the firm’s Technology Mergers & Acquisitions team. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC, and since August 2021 and November 2021 he has served on the boards of directors of OTIC and the Company, respectively. Mr, Kaye previously served on the board of directors of Blue Owl Capital Corporation III (“OBDE”) from February 2020 until January 2025. Mr. Kaye holds a B.A. from Union College and an M.B.A. from Columbia Business School.
We believe Mr. Kaye’s management positions and experiences in the middle-market provide the Board with valuable insight.
Mr. Temple has served as President of DelTex Capital LLC (a private investment firm) since its founding in 2010. Prior to forming DelTex Capital, Mr. Temple served as President of Vulcan Capital, the investment arm of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009. Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital, LLC from May to August 2008. Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler & Co., Inc. from May 2005 to May 2008. From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners. Mr. Temple started his career in the audit and tax departments of KPMG’s Houston office and was a licensed CPA from 1989 to 1993. Mr. Temple served on the board of directors of Plains GP Holdings, L.P., the general partner of Plains All American Pipeline Company from November 2016 through May 2024 and served as a member of the Plains GP Holdings, L.P. compensation committee from November 2020 through May 2024. Mr. Temple also served as a director of Plains All American Pipeline, L.P.’s (“PAA”) general partner from May 2009 to November 2016. He was a member of the PAA Audit Committee from 2009 to 2016. Prior public board service includes board and audit committee service for Clear Channel Outdoor Holdings from April 2011 to May 2016 and on the board and audit committee of Charter Communications Inc. from November 2009 through January 2011. In addition to public boards, Mr. Temple has served on private boards including Brawler Industries, National HME, Loenbro, Inc and HMT, LLC and as Operating Executive/Senior Advisor for Tailwind Capital, LLC, a New York based middle-market private equity firm. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since February 2020 and September 2020 he has served on the board of directors of OCIC, and since August 2021 and November 2021 he has served on the boards of directors of OTIC and the Company, respectively. Mr. Temple previously served on the board of directors of OBDE from February 2020 until January 2025. Mr. Temple holds a B.B.A., magna cum laude, from the University of Texas and an M.B.A. from Harvard.
We believe Mr. Temple’s broad investment management background, together with his financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. Alelio was formerly a Managing Director and CIO for Fixed Income at Putnam Investments, Boston, where he served from 1989 until he retired in 2002. While at Putnam, he served on the Investment Policy Committee, which was responsible for oversight of all investments. He also sat on various Committees including attribution and portfolio performance. Prior to joining Putnam, he was a portfolio manager at Keystone Investments and prior to that, he was an Investment Analyst at The Hartford Ins. Co. Since 2002, Mr. D’Alelio has served as an Executive in Residence at the University of Mass., Boston—School of Management. He is also President of the UMass Foundation. He serves on the Advisory Committees of Ceres Farms. Since September 2009, he has served as director of Vermont Farmstead Cheese. Mr. D’Alelio has served on the board of Blackstone Senior Floating Rate 2027 Term Fund since April 2010, Blackstone Long Short Credit Income Fund since November 2010 and Blackstone Strategic 2027 Term Fund since May 2021. Since March 2016 and November 2016 he has served on the boards of directors of OBDC and OBDC II, respectively, since August 2018 he has served on the board of directors of OTF, since September 2020 he has served on the board of directors of OCIC and since August 2021 and November 2021 he has served on the boards of directors of OTIC and the Company, respectively. Mr. D’Alelio previously served on the board of directors of OBDE from February 2020 until January 2025. Mr. D’Alelio’s previous corporate board assignments include Archibald Candy, Doane Pet Care, Trump Entertainment Resorts, and UMass Memorial Hospital. Mr. D’Alelio is a graduate of the Univ. of Mass Boston and has an M.B.A. from Boston University.
We believe Mr. D’Alelio’s numerous management positions and broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on the Board.
Ms. Weiler was formerly a Managing Director and a member of the Management Committee of Crescent Capital Group, a Los Angeles-based asset management firm (“Crescent”), where she served from January 2011 until she retired in December 2020. During that time, Ms. Weiler was responsible for the oversight of Crescent’s CLO management business from July 2017 through December 2020, and managed several multi-strategy credit funds from January 2011 through June 2017. During her tenure at Crescent, she also served on the Risk Management and Diversity & Inclusion committees. From October 1995 to December 2010, Ms. Weiler was a Managing Director at Trust Company of the West, a Los Angeles-based asset management firm (“TCW”). At TCW, she managed several multi-strategy credit funds from July 2006 to December 2010, and served as lead portfolio manager for TCW’s high-yield bond strategy from October 1995 to June 2006. Ms. Weiler has served on the board of directors of Jefferies Financial Group Inc. since 2021. She is a member of the Cedars-Sinai Board of Governors and is actively involved in 100 Women in Finance. Ms. Weiler joined the boards of directors of OBDC, OBDC II, OTF, and OCIC in February 2021 and the boards of directors of OTIC and the Company in August 2021 and November 2021, respectively. Ms. Weiler previously served on the board of directors of OBDE from February 2021 until January 2025.Ms. Weiler holds a B.S. in Economics from the Wharton School at the University of Pennsylvania.
We believe Ms. Weiler’s broad investment management background, together with her financial and accounting knowledge, brings important and valuable skills to the Board.
Mr. Woolridge was formerly a Managing Director of Barings Real Estate Advisers, LLC (“Barings”), the real estate investment unit of Barings LLC, a global asset management firm. Mr. Woolridge most recently served as Head of the U.S. Capital Markets for Equity Real Estate Funds at Barings. Mr. Woolridge previously served as Vice President and Managing Director and Head of Debt Capital Markets - Equities of Cornerstone Real Estate Advisers LLC (prior to its rebranding under the Barings name) (“Cornerstone”) from January 2013 to September 2016 and as Vice President Special Servicing from January 2010 to January 2013. Prior to joining Cornerstone, Mr. Woolridge served as a Managing Director of Babson Capital Management LLC (“Babson”) from January 2000 to January 2010. Prior to joining Babson, Mr. Woolridge served as Director of Loan Originations and Assistant Regional Director of MassMutual Financial Group from September 1982 to January 2000. Since 2009, Mr. Woolridge has served on the University of Massachusetts (UMass) Board of Trustees and has previously served as Chairman of the Board and as Chairman of the Board’s Committee on Administration and Finance. Mr. Woolridge has served as trustee for University of Massachusetts Global since 2021. Since 2022, Mr. Woolridge has served as a director of Trumbull Property Income Fund and Fallon Health. Mr. Woolridge has also served on the UMass Foundation’s investment committee since 2021. Mr. Woolridge previously served on the Board of Trustees of Baystate Health from 2005 to 2016, which included service as Chairman of the Board and on the Board’s compensation, finance, governance and strategy committees. Mr. Woolridge joined the boards of directors of the Company, OBDC, OBDC II, OCIC and OTIC in November 2021. Mr. Woolridge previously served on the board of directors of OBDE from February 2021 until January 2025. Mr. Woolridge holds a B.S. from the University of Massachusetts at Amherst and is a Certified Commercial Investment Member.
We believe Mr. Woolridge’s numerous management positions and broad experiences in the asset management and financial services sectors provide him with skills and valuable insight in handling complex financial transactions and issues, all of which makes him well qualified to serve on the Board.
Interested Directors
Mr. Packer is the Chief Executive Officer of each of the Blue Owl BDCs and is a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Additionally, Mr. Packer is a Co-President and a director of Blue Owl. Mr. Packer is also the Head of the Credit platform and serves as a Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Packer co-founded Owl Rock Capital Partners (“Owl Rock”), the predecessor firm to Blue Owl’s Credit platform. In addition, Mr. Packer has served on the boards of directors of OBDC and OBDC II since March 2016 and November 2016, respectively, on the board of directors of OTF since August 2018, on the board of directors of OCIC since September 2020, and since June 2021 and November 2021 he has served on the boards of directors of OTIC and the Company, respectively. Mr. Packer previously served on the board of directors of OBDE from February 2020 until January 2025. Mr. Packer also served as President of OBDC III since its inception until January 2024 and as President of the Company, OBDC, OBDC II, OTF, OCIC and OTIC since each of their inceptions until August 2024. Prior to co-founding Owl Rock, Mr. Packer was a Partner and Co-Head of Leveraged Finance in the Americas at Goldman, Sachs & Co. Mr. Packer joined Goldman, Sachs & Co. as a Managing Director and Head of High Yield Capital Markets in 2006 and was named partner in 2008. Prior to joining Goldman Sachs & Co., Mr. Packer was the Global Head of High Yield Capital Markets at Credit Suisse First Boston, and before that he worked at Donaldson, Lufkin & Jenrette. Mr. Packer serves as Treasurer of the Board of Trustees of Greenwich Academy, and Co-Chair of the Honorary Board of Kids in Crisis, a nonprofit organization that serves children in Connecticut. Mr. Packer is also on the Advisory Board for the Mount Sinai Department of Rehabilitation and Human Performance and serves as a director of Wingspire Capital LLC. In addition, Mr. Packer is on the Foundation Board of Trustees for the McIntire School of Commerce, University of Virginia and is a member of the Board of Trustees of the University of Virginia Athletics Foundation. Mr. Packer earned an M.B.A. from Harvard Business School and a B.S. from the University of Virginia.
We believe Mr. Packer’s depth of experience in corporate finance, capital markets and financial services gives the Board valuable industry-specific knowledge and expertise on these and other matters, and his history with us and the Adviser provide an important skill set and knowledge base to the Board.

Meetings and Attendance
The Board met sixteen times during 2024 and acted on various occasions by written consent. All directors then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a director and of the respective committees on which they served during 2024.
Board Attendance at the Annual Meeting
Our policy is to encourage our directors to attend each annual meeting; however, such attendance is not required at this time. Two members of the Board attended our 2024 annual meeting of shareholders.
Board Leadership Structure and Role in Risk Oversight
Overall responsibility for our oversight rests with the Board. We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and our other service providers in accordance with the provisions of the 1940 Act, applicable provisions of state and other laws and our charter. The Board is composed of six members, five of whom are directors who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act. The Board meets in person at regularly scheduled quarterly meetings each year. In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings. As described below, the Board has established a Nominating and Corporate Governance Committee, an Audit Committee and a Co-Investment Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities. The Board has appointed Edward D’Alelio, an independent director, to serve in the role of Chairman of the Board. The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other directors generally between meetings. The Chairman serves as a key point person for dealings between management and the directors. The Chairman also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of directors and the full Board in a manner that enhances effective oversight.
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
Committees of the Board
The Board has an Audit Committee, a Nominating and Corporate Governance Committee and a Co-Investment Committee, and may form additional committees in the future. A brief description of each committee is included in this Form 10-K and the charters of the Audit and Nominating and Corporate Governance Committees can be accessed on the Company’s website at www.blueowlproducts.com/our-reit-bdcs.

As of December 31, 2024, the members of each of the Board’s committees are as follows (the names of the respective committee chairperson are bolded):

Audit Committee	Nominating and Corporate Governance Committee
Edward D'Alelio	Edward D'Alelio
Christopher M. Temple	Christopher M. Temple
Eric Kaye	Eric Kaye
Melissa Weiler	Melissa Weiler
Victor Woolridge	Victor Woolridge
The Co-Investment Committee was formed on February 18, 2025 and consists of Messrs. D’Alelio, Temple, Kaye and Woolridge and Ms. Weiler.

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
The Audit Committee had nine formal meetings in 2024.
Our Board has determined that Christopher M. Temple, an independent director, qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act.
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
The Nominating and Corporate Governance Committee had four formal meetings in 2024.
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
Co-Investment Committee, Responsibilities

The Co-Investment Committee is responsible for reviewing and making certain findings in respect of co-investment transactions pursuant to the exemptive relief that has been granted by the SEC to the Adviser and its affiliates to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Co-Investment Committee was formed on February 18, 2025.

Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to such persons were timely filed.
Code of Business Conduct
We have adopted a Code of Business Conduct which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. Our Code of Business Conduct can be accessed on our website at www.blueowlproducts.com/our-reit-bdcs.
There have been no material changes to our corporate code of ethics or material waivers of the code that apply to our Chief Executive Officer or Chief Financial Officer. If we make any substantive amendment to, or grant a waiver from, a provision of our Code of Business Conduct, we will promptly disclose the nature of the amendment or waiver on our website at www.blueowlproducts.com/our-reit-bdcs or file a Form 8-K with the Securities and Exchange Commission.

We have also adopted an insider trading policy which applies to our executive officers, including our principal executive officer and principal financial officer, as well as every officer, director and employee of the Company. This policy is filed as Exhibit 19.1 to this Annual Report.
Information about Executive Officers Who Are Not Directors
The following sets forth certain information regarding the executive officers of the Company who are not directors of the Company.

Name	Age	Position	Officer Since
Karen Hager	52	Chief Compliance Officer	2021
Erik Bissonnette	45	President	2024
Neena Reddy	47	Vice President and Secretary	2021
Jonathan Lamm	50	Chief Financial Officer and Chief Operating Officer	2021
Matthew Swatt	36	Co-Chief Accounting Officer, Co-Treasurer, and Co-Controller	2021
Shari Withem	42	Co-Chief Accounting Officer, Co-Treasurer, and Co-Controller	2021
Jennifer McMillon(1)	47	Co-Treasurer and Co-Controller	2022
_______________
(1)Ms. McMillon will cease to serve as Co-Treasurer and Co-Controller of the Company effective as of March 14, 2025, but will continue to serve as a Managing Director for Blue Owl Capital Inc., an affiliate of the Adviser, where she will focus on operations strategy and design.
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
Mr. Bissonnette is a Managing Director of Blue Owl, a member of the Direct Lending Investment Team, Co-Head of Technology Investing for Blue Owl, and a member of the Adviser’s Technology Lending Investment Committee. Mr. Bissonnette is also President of the Company, OTF and OTIC, and Portfolio Manager for certain funds in Blue Owl’s Technology Lending strategy, including the Company, OTF and OTIC. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in 2018, Mr. Bissonnette was a Managing Director and Head of Technology Leveraged Finance at Capital Source from 2009 to 2017. Preceding Capital Source, Mr. Bissonnette was an Associate at ABS Capital Partners from 2007 to 2009. Prior to that, Mr. Bissonnette was an Associate at Wachovia Securities for four years, and Analyst at Bank of America Securities from 2001 to 2003. Mr. Bissonnette received a B.A. in Economics with a double major in English from Wake Forest University.

Ms. Reddy is Vice President and Secretary of each of the Blue Owl BDCs and Chief Legal Officer of each of the Blue Owl Credit Advisers. Ms. Reddy also serves as the General Counsel, Chief Legal Officer and Secretary of Blue Owl, and as a member of Blue Owl’s Operating Committees. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, Ms. Reddy was associate general counsel at Goldman, Sachs & Co LLC, from June 2010 to April 2019 and was dedicated to Goldman Sachs Asset Management L.P. (“GSAM”), where she was responsible for GSAM managed direct alternative products, including private credit. Prior to GSAM, Ms. Reddy practiced as a corporate attorney at Boies Schiller & Flexner LLP and at Debevoise & Plimpton LLP. Ms. Reddy joined the Board of Directors for Partnership for New York City, representing Blue Owl, in 2024. Prior to becoming an attorney, Ms. Reddy was a financial analyst in the private wealth division at Goldman, Sachs & Co. Ms. Reddy received a J.D. from New York University School of Law and a B.A. in English, magna cum laude, from Georgetown University.
Mr. Lamm is Chief Financial Officer and Chief Operating Officer of each of the Blue Owl BDCs. Mr Lamm is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor firm to Blue Owl’s Credit platform, in April 2021, Mr. Lamm served as the Chief Financial Officer and Treasurer of Goldman Sachs BDC, Inc. (“GSBD”), a business development company traded on the New York Stock Exchange. Mr. Lamm was responsible for building and overseeing GSBD’s finance, treasury, accounting and operations functions from April 2013 through March 2021, including during its initial public offering in March 2015. During his time at Goldman Sachs, Mr. Lamm also served as Chief Financial Officer and Treasurer of Goldman Sachs Private Middle Market Credit LLC, Goldman Sachs Private Middle Market Credit II LLC and Goldman Sachs Middle Market Lending Corp. prior to the completion of its merger with GSBD in October 2020. Throughout his twenty-two years at Goldman Sachs, Mr. Lamm held various positions. From 2013 to 2021, Mr. Lamm served as Managing Director, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2007 to 2013, Mr. Lamm served as Vice President, Chief Operating Officer and Chief Financial Officer at GSAM Credit Alternatives. From 2005 to 2007, Mr. Lamm served as Vice President in the Financial Reporting group and, from 1999 to 2005, he served as a Product Controller. Prior to joining Goldman Sachs, Mr. Lamm worked in public accounting at Deloitte & Touche.
Mr. Swatt is the Co-Chief Accounting Officer, Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Mr. Swatt is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor to Blue Owl’s Credit platform, in May 2016, Mr. Swatt was an Assistant Controller at Guggenheim Partners in their Private Credit group, where he was responsible for the finance, accounting, and financial reporting functions. Preceding that role, Mr. Swatt worked within the Financial Services -- Alternative Investments practice of PwC where he specialized in financial reporting, fair valuation of illiquid investments and structured products, internal controls and other technical accounting matters pertaining to alternative investment advisors, hedge funds, business development companies and private equity funds. Mr. Swatt received a B.S. in Accounting from the University of Maryland and is a licensed Certified Public Accountant in New York.
Ms. Withem is the Co-Chief Accounting Officer, Co-Treasurer and Co-Controller of each of the Blue Owl BDCs. Ms. Withem is also a Managing Director of Blue Owl. Prior to joining Owl Rock, the predecessor to Blue Owl’s Credit platform, in March 2018, Ms. Withem was Vice President of Sixth Street Specialty Lending, Inc., a business development company traded on the NYSE, where she was responsible for accounting, financial reporting, treasury and internal controls functions. Preceding that role, Ms. Withem worked for MCG Capital Corporation, a business development company formerly traded on the Nasdaq and Deloitte in the Audit and Assurance Practice. Ms. Withem received a B.S. in Accounting from James Madison University and is a licensed Certified Public Accountant in Virginia.

Ms. McMillon is the Co-Treasurer and Co-Controller of each of the Blue Owl BDCs and is the Co-Chief Accounting officer of OBDC II, OCIC and OTIC. Ms. McMillon is also a Managing Director of Blue Owl. Before joining Owl Rock, the predecessor to Blue Owl’s Credit platform, Ms. McMillon led the accounting department of Tiptree Inc., a national capital holding company, as the Vice President of Technical Accounting and External Reporting from 2017-2022. She was responsible for financial reporting, valuation/purchase accounting, and numerous internal control functions. From 2013-2017, Ms. McMillon served as the Regional Accounting & Reporting Director, Americas of Koch Industries/Georgia Pacific, from 2009-2013 she served as an Accounting Manager at Oaktree Capital and Centerbridge Partners, and prior to that Ms. McMillon worked in public accounting for nearly ten years, spending most of this tenure at PricewaterhouseCoopers. Ms. McMillon earned her B.S. in Accounting from Florida State University and is a licensed Certified Public Accountant in New York.
Portfolio Managers
The management of our investment portfolio is the responsibility of the Adviser and the Technology Lending Investment Committee. The Investment Team is also led by Douglas I. Ostrover, Marc S. Lipschultz and Craig W. Packer and is supported by certain members of the Adviser’s senior executive team and Blue Owl’s Credit platform’s investment committees. Blue Owl Credit’s direct lending strategy has four investment committees each of which focuses on a specific investment strategy (Diversified Lending, Technology Lending, First Lien Lending and Opportunistic Lending). Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged sit on each of Blue Owl’s direct lending investment committees. In addition to Messrs. Ostrover, Lipschultz, Packer and Maged, the Technology Lending Investment Committee is comprised of Erik Bissonnette, Pravin Vazirani, Jon ten Oever and Arthur Martini. We consider the individuals on the Technology Lending Investment Committee to be our portfolio managers. The Investment

Team, under the Technology Lending Investment Committee’s supervision, sources investment opportunities, conducts research, performs due diligence on potential investments, structures our investments and will monitor our portfolio companies on an ongoing basis. The Technology Lending Investment Committee meets regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Technology Lending Investment Committee reviews and determines whether to make prospective investments (including approving parameters or guidelines pursuant to which investments in broadly syndicated loans may be made) and monitors the performance of the investment portfolio. Each investment opportunity requires the approval of a majority of the Technology Lending Investment Committee. Follow-on investments in existing portfolio companies may require the Technology Lending Investment Committee’s approval beyond that obtained when the initial investment in the portfolio company was made. In addition, temporary investments, such as those in cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less, may require approval by the Technology Lending Investment Committee. The compensation packages of certain Technology Lending Investment Committee members from the Adviser include various combinations of discretionary bonuses and variable incentive compensation based primarily on performance for services provided and may include shares of Blue Owl.
None of the Adviser’s investment professionals receive any direct compensation from us in connection with the management of our portfolio. Certain members of the Technology Lending Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.
The members of the Technology Lending Investment Committee perform a similar role for OTIC and OTF and certain members of the Technology Lending Investment Committee also perform a similar role for OBDC, OBDC II, OBDC III and OCIC, from which the Adviser and its affiliates may receive incentive fees. See “ITEM 1. BUSINESS – Affiliated Transactions” for a description of the Blue Owl Credit Advisers’ allocation policy governing allocations of investments among us and other investment vehicles with similar or overlapping strategies, as well as a description of certain other relationships between us and the Adviser. See “ITEM 1A. RISK FACTORS – Risks Related to Our Adviser and its Affiliates – Our Adviser or its affiliates may have incentives to favor their respective other accounts and clients and/or Blue Owl over us, which may result in conflicts of interest that could be harmful to us” for a discussion of potential conflicts of interests.
The members of the Technology Lending Investment Committee function as portfolio managers with the most significant responsibility for the day-to-day management of our portfolio. Information regarding the Technology Lending Investment Committee, is as follows:

Name	Year of Birth
Douglas I. Ostrover	1962
Marc S. Lipschultz	1969
Craig W. Packer	1966
Alexis Maged	1965
Erik Bissonnette	1979
Pravin Vazirani	1973
Jon ten Oever	1972
Arthur Martini	1973
In addition to managing our investments, as of December 31, 2024, our portfolio managers also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Technology Finance Corp.	Business development company	U.S. middle-market technology lending	$6,722.6
Blue Owl Technology Income Corp.	Business development company	U.S. middle-market technology lending	$5,477.9

In addition to managing our investments, as of December 31, 2024, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer, and Alexis Maged also managed investments on behalf of the following entities:

Name	Entity	Investment Focus	Gross Assets ($ in millions)
Blue Owl Capital Corporation	Business development company	U.S. middle-market lending	$13,865.6
Blue Owl Capital Corporation II	Business development company	U.S. middle-market lending	$2,003.8
Blue Owl Capital Corporation III*	Business development company	U.S. middle-market lending	$4,484.6
Blue Owl Credit Income Corp.	Business development company	U.S. middle-market lending	$28,063.9
*On January 13, 2025, Blue Owl Capital Corporation III merged with and into Blue Owl Capital Corporation with Blue Owl Capital Corporation surviving.

As of December 31, 2024, our Technology Lending Investment Committee portfolio managers also manage 3 private funds with approximately $0.5 billion in gross assets. In addition, Douglas I. Ostrover, Marc S. Lipschultz, Craig W. Packer and Alexis Maged also manage 27 other private funds with approximately $11.2 billion in gross assets.
The management and incentive fees payable by the Blue Owl Credit Clients are based on the gross or net assets and performance, respectively, of each Blue Owl Credit Client.
Biographical information regarding the members of the Technology Lending Investment Committee, who are not directors or executive officers of the Company is as follows:
Mr. Ostrover is Co-Chief Executive Officer of Blue Owl and the chairman of Blue Owl’s board of directors. Mr. Ostrover is also the Co-Chief Executive Officer and serves as a Co-Chief Investment Officer of each of the Blue Owl Credit Advisers. Mr. Ostrover is also a member of the Diversified Lending Investment Committee and the Technology Lending Investment Committee of the Blue Owl Credit Advisers. Previously, Mr. Ostrover co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Mr. Ostrover served on the boards of directors of OBDC and OBDC II from 2016 through 2021, on the board of directors of OTF from 2018 through 2021, and on the boards of directors of OBDE and OCIC from 2020 through 2021. Prior to co-founding Owl Rock, Mr. Ostrover was one of the founders of GSO Capital Partners (GSO), Blackstone’s alternative credit platform, and a Senior Managing Director at Blackstone until June 2015. Prior to co-founding GSO in 2005, Mr. Ostrover was a Managing Director and Chairman of the Leveraged Finance Group of Credit Suisse First Boston (CSFB). Prior to his role as Chairman, Mr. Ostrover was Global Co-Head of CSFB’s Leverage Finance Group, during which time he was responsible for all of CSFB’s origination, distribution and trading activities relating to high yield securities, leveraged loans, high yield credit derivatives and distressed securities. Mr. Ostrover joined CSFB in November 2000 when CSFB acquired Donaldson, Lufkin & Jenrette (“DLJ”), where he was a Managing Director in charge of High Yield and Distressed Sales, Trading and Research. Mr. Ostrover had been a member of DLJ’s high yield team since he joined the firm in 1992. Mr. Ostrover is actively involved in non-profit organizations including serving on the Board of Directors of the Michael J. Fox Foundation, the Mount Sinai Health System, and the Leadership Council for Memorial Sloan Kettering. Mr. Ostrover also serves on the investment committee of the Brunswick School. Mr. Ostrover received an M.B.A. from New York University Stern School of Business and a B.A. in Economics from the University of Pennsylvania.
Mr. Lipschultz is Co-Chief Executive Officer of Blue Owl and a member of Blue Owl’s board of directors. Mr. Lipschultz also serves as Co-Chief Investment Officer for each of the Blue Owl Credit Advisers. Previously, Mr. Lipschultz co-founded Owl Rock, the predecessor firm to Blue Owl’s Credit platform. Prior to co-founding Owl Rock, Mr. Lipschultz spent more than two decades at KKR serving on the firm’s Management Committee and as the Global Head of Energy and Infrastructure. Mr. Lipschultz has a wide range of experience in alternative investments, including leadership roles in private equity, private credit and real assets. Prior to joining KKR, Mr. Lipschultz was with Goldman, Sachs & Co., where he focused on mergers and acquisitions and principal investment activities. Mr. Lipschultz serves on the board of the Hess Corporation, and is actively involved in a variety of nonprofit organizations, serving as a trustee or board member of the 92nd Street Y, American Enterprise Institute for Public Policy Research, Michael J. Fox Foundation, Mount Sinai Health System, Riverdale Country School and the Stanford University Board of Trustees. Mr. Lipschultz received an M.B.A. with high distinction, Baker Scholar, from Harvard Business School and an A.B. with honors and distinction, Phi Beta Kappa, from Stanford University.
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
Mr. Martini is a Senior Managing Director at Blue Owl, a member of the Direct Lending Investment Team and serves as a member of the Adviser's Technology Lending Investment Committee. In his role, he focuses on originating, structuring, and overseeing execution and portfolio management. Prior to Blue Owl, Mr. Martini was a Managing Director and U.S. Head of Financial Sponsors in the Opportunistic Credit group at Apollo Global Management (“Apollo”). Prior to joining Apollo in 2013, Mr. Martini was a Director with Barclays Private Credit Partners (“BPCP”). Before joining BPCP in 2008, Mr. Martini was an Associate Director with Barclays Capital in the US Leveraged Finance Group. Prior to joining Barclays Capital in 2007, Mr. Martini was a Vice President at Cerberus Capital Management LP (Ableco Finance LLC). Before joining Cerberus in 2002, Mr. Martini spent three years in the Investment Banking Division at JP Morgan Chase & Co. covering the TMT sector. Prior to that, Mr. Martini spent two years as an Analyst in the Special Loan Group at Chase Manhattan Bank. Mr. Martini received his BS in Finance and International Business from New York University Stern School of Business.
Ownership of Securities
The table below shows the dollar range of shares of our common stock to be beneficially owned by the members of the Technology Lending Investment Committee as of March 4, 2025 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; $100,001-$500,000; $500,001-$1,000,000; or Over $1,000,000.

Name	Dollar Range of Equity Securities in Blue Owl Technology Finance Corp. II(1)(2)
Douglas I. Ostrover	over $1,000,000(3)
Marc S. Lipschultz	None
Craig W. Packer	None
Alexis Maged	None
Erik Bissonnette	over $1,000,000
Pravin Vazirani	None
Jon ten Oever	$100,001-$500,000
Arthur Martini	None
____________________
(1)Beneficial ownership determined in accordance with Rule 16a-1(a)(2) promulgated under the 1934 Act.

(2)The dollar range of equity securities of the Company beneficially owned by members of the Technology Lending Investment Committee, if applicable, is calculated by multiplying the net asset value per share of the Company as of December 31, 2024 times the number of shares beneficially owned.
(3)Reflects the shares held by Owl Rock FIC Tech BDC LLC. Mr. Ostrover disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

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
Director Compensation
No compensation is expected to be paid to our director who is an “interested person,” as such term is defined in Section 2(a)(19) of the 1940 Act. Our directors who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in in-person board and committee meetings and annual fees for serving as a committee chairperson, determined based on our net assets as of the end of each fiscal quarter. As of December 31, 2024, these directors were Edward D’Alelio, Christopher M. Temple, Eric Kaye, Melissa Weiler, and Victor Woolridge. We pay each independent director the following amounts for serving as a director:

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
The table below sets forth the compensation received by each director from the Company and the Fund Complex for service during the fiscal year ended December 31, 2024:

Name	Fees Earned and Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Edward D'Alelio	$190,000	$190,000	$1,492,500
Christopher M. Temple	$185,000	$185,000	$1,457,500
Eric Kaye	$180,000	$180,000	$1,422,500
Melissa Weiler	$175,000	$175,000	$1,387,500
Victor Woolridge	$175,000	$175,000	$1,387,500
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 4, 2025 the beneficial ownership according to information furnished to us by such persons or publicly available filings. Ownership information for those persons who beneficially own 5% or more of the outstanding shares of our common stock is based upon filings by such persons with the SEC and other information obtained from such persons of each current director, the nominees for director, the Company’s executive officers, the executive officers and directors as a group, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

The percentage ownership is based on 275,143,776 shares of our common stock outstanding as of March 4, 2025. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and or investment power with respect to shares of our common stock beneficially owned by such shareholder.

Name and Address	Number of Shares Owned	Percentage of Class Outstanding
5% Owners
California State Teachers' Retirement System(1)	32,421,041	12%
MIC Capital Management 85 RSC Ltd.(2)	31,965,864	12%
The Regents Of The University Of California(3)	20,174,880	7%
Interested Directors
Craig W. Packer	—	—
Independent Directors
Edward D'Alelio	—	—
Eric Kaye	—	—
Christopher M. Temple	—	—
Melissa Weiler	—	—
Victor Woolridge(4)	11,027	*
Executive Officers
Karen Hager	—	—
Erik Bissonnette(5)	96,021	*
Neena Reddy	—	—
Jonathan Lamm	—	—
Shari Withem	—	—
Matthew Swatt	—	—
Jennifer McMillon	—	—
All officers and directors as a group (13 persons)(6)	107,048	*
*Less than 1%
(1)The address of California State Teachers’ Retirement System is 100 Waterfront Place, West Sacramento, CA 95606-2807.
(2)The address of MIC Capital Management 85 RS Ltd. Is 2462ResCowork01, 24th Floor, Al Sila Tower, Abu Dhabi Global Market Square, Al Maryah Island, Abu Dhabi, United Arab Emirates.
(3)The address of The Regents Of The University of California is 1111 Broadway, 21st Floor, Oakland, CA 94607.
(4)Shares are held by Victor Woolridge 2022 Trust.
(5)Shares held jointly by Mr. Bissonnette and his spouse.
(6)The address for each of the directors and officers is c/o Blue Owl Technology Finance Corp. II, 399 Park Avenue, 37th Floor, New York, New York 10022.
Dollar Range of Equity Securities Beneficially Owned by Directors
The table below shows the dollar range of equity securities of the Company and the aggregate dollar range of equity securities of the Fund Complex that were beneficially owned by each director as of March 4, 2025 stated as one of the following dollar ranges: None; $1-$10,000; $10,001- $50,000; $50,001-$100,000; or Over $100,000. For purposes of this Form 10-K, the term “Fund Complex” is defined to include the Company, Blue Owl Capital Corporation, Blue Owl Capital Corporation II, Blue Owl Credit Income Corp., Blue Owl Technology Finance Corp. and Blue Owl Technology Income Corp.

Name of Director	Dollar Range of Equity Securities in Blue Owl Technology Finance Corp. II(1)(2)	Aggregate Dollar Range of Equity Securities in the Fund Complex(1)(3)
Interested Directors
Craig W. Packer	None	over $100,000
Independent Directors
Edward D'Alelio	None	over $100,000
Eric Kaye	None	over $100,000
Christopher M. Temple	None	over $100,000
Melissa Weiler	None	over $100,000
Victor Woolridge	Over $100,000	over $100,000

(1)Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
(2)The dollar range of equity securities of the Company beneficially owned by directors of the Company, if applicable, is calculated by multiplying the net asset value per share of the Company as of December 31, 2024, times the number of shares of the Company’s common stock beneficially owned.
(3)The dollar range of equity securities in the Fund Complex beneficially owned by directors of the Company, if applicable, is the sum of (1) the closing price per share of Blue Owl Capital Corporation’s common stock on March 4, 2025 multiplied by the number of shares of Blue Owl Capital Corporation’s common stock beneficially owned by the director, (2) the current net asset value per share of Blue Owl Capital Corporation II’s common stock multiplied by the number of shares of Blue Owl Capital Corporation II’s common stock beneficially owned by the director, (3) the current net asset value per share of Blue Owl Technology Finance Corp.’s common stock multiplied by the number of shares of Blue Owl Technology Finance Corp.’s common stock beneficially owned by the director, (4) the current net offering price per share of Blue Owl Credit Income Corp.’s common stock multiplied by the number of shares of Blue Owl Credit Income Corp.’s common stock beneficially owned by the director, (5) the current net offering price per share of Blue Owl Technology Income Corp.’s common stock multiplied by the number of shares of Blue Owl Technology Income Corp.’s common stock beneficially owned by the director and (6) the total dollar range of equity securities in the Company beneficially owned by the director.
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
Our executive officers, certain of our directors and certain other finance professionals of Blue Owl also serve as executives of the Blue Owl Credit Advisers and officers and directors of the Company and certain professionals of Blue Owl and the Adviser are officers of Blue Owl Securities LLC. In addition, our executive officers and directors and the members of the Adviser and members of its Technology Lending Investment Committee serve or may serve as officers, directors or principals of entities that operate in the same, or a related, line of business as we do (including the Blue Owl Credit Advisers) including serving on their respective investment committees and/or on the investment committees of investments funds, accounts or other investment vehicles managed by our affiliates which may have investment objectives similar to our investment objective. At times we may compete with the Blue Owl Credit Clients and other Blue Owl clients, for capital and investment opportunities. As a result, we may not be given the opportunity to participate in certain investments made by the Blue Owl Credit Clients and other Blue Owl clients. This can create a potential conflict when allocating investment opportunities among us and such other Blue Owl Credit Clients. An investment opportunity that is suitable for multiple clients of the Blue Owl Credit Advisers or other affiliated advisers may not be capable of being shared among some or all of such clients and affiliates due to the limited scale of the opportunity or other factors, including regulatory restrictions imposed by the 1940 Act. However, for the Adviser and its affiliates to fulfill their fiduciary duties to each of their clients, the Blue Owl Credit Advisers have put in place an investment allocation policy that seeks to ensure the fair and equitable allocation of investment opportunities over time and addresses the co-investment restrictions set forth under the 1940 Act.
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
The Blue Owl Credit Advisers’ allocation policy is designed to manage the potential conflicts of interest between the Adviser’s fiduciary obligations to us and its or its affiliates’ similar fiduciary obligations to other Blue Owl clients; however, there can be no assurance that the Blue Owl Credit Advisers’ efforts to allocate any particular investment opportunity fairly among all clients for whom such opportunity is appropriate will result in an allocation of all or part of such opportunity to us. Not all conflicts of interest can be expected to be resolved in our favor.
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
Exemptive Relief
We rely on an order for exemptive relief (as amended, the “Order”) that has been granted to OCA and certain of its affiliates, on which we are permitted to rely, by the SEC that permits us to co-invest with other funds managed by the Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Pursuant to the Order, we generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies, (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing and (4) the proposed investment by us would not benefit our Adviser, the other affiliated funds that are participating in the investment, or any affiliated person of any of them (other than the parties to the transaction), except to the extent permitted by the Order and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act. In addition, we have received an amendment to the Order to permit us to participate in follow-on investments in our existing portfolio companies with certain affiliates that are private funds, when such private funds did not have an investment in such existing portfolio company.
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
Material Non-Public Information
Our senior management, members of the Adviser’s Technology Lending Investment Committee and other investment professionals from the Adviser may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material non-public information that might restrict our ability to buy or sell the securities of such company under the policies of the company or applicable law.
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
Item 14. Principal Accountant Fees and Services.
KPMG LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2025. KPMG LLP acted as the Company’s independent registered accounting firm for the fiscal years ended December 31, 2024, 2023, 2022, and the period ended December 31, 2021. The Company knows of no direct financial or material indirect financial interest of KPMG LLP in the Company.
Fees
Set forth in the table below are audit fees, audit-related fees, tax fees and all other fees billed to the Company by KPMG LLP for professional services performed for the fiscal years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Audit Fees(1)	$753,850	$602,500
Audit-Related Fees(2)	—	—
Tax Fees(3)	169,843	92,425
All Other Fees(4)	—	—
Total Fees	$923,693	$694,925

(1)“Audit Fees” are fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of interim financial statements or services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements, including comfort letters and consents.
(2)“Audit-Related Fees” are fees billed for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported under ”Audit Fees.”
(3)“Tax Fees” are fees billed for services rendered by KPMG for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.
(4)“All Other Fees” are fees billed for services other then those stated above.
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
2.1
Agreement and Plan of Merger, by and among Blue Owl Technology Finance Corp., Blue Owl Technology Finance Corp. II, Oriole Merger Sub Inc., and, solely for the limited purposes set forth therein, Blue Owl Technology Credit Advisors LLC and Blue Owl Technology Credit Advisors II LLC, dated as of November 12, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 13, 2024).

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
4.3
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

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10 filed on December 1, 2021)
10.4
Custody Agreement by and between the Company and State Street Bank and Trust Company, dated December 1, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on December 1, 2021)

10.5
License Agreement between the Company and Owl Rock Capital Partners LP, dated December 1, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed on December 1, 2021).

10.6
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

10.7
Senior Secured Credit Agreement, dated June 9, 2022, between Owl Rock Technology Finance Corp. II, the Lenders and Issuing Banks party thereto and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2022).

10.8
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

10.9
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

10.11
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

10.13
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

10.14
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

10.15
License Agreement, dated as of July 6, 2023, between Blue Owl Technology Finance Corp. II and Blue Owl Capital Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 6, 2023).

10.16
Third Amendment to Credit Agreement, dated as of August 15, 2023, among Athena Funding I LLC, as Borrower, Société Générale, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 17, 2023).

10.17
Fourth Amendment to Credit Agreement, dated as of September 26, 2023, among Athena Funding I LLC, as Borrower, Société Générale, as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2023).

10.18
Note Purchase Agreement, dated September 27, 2023, between Blue Owl Technology Finance Corp. II and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 29, 2023).

10.19
First Amendment to Senior Secured Credit Agreement, dated as of October 13, 2023, between Blue Owl Technology Finance Corp. II, the Lenders and Issuing Banks party thereto and Truist Bank as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 17, 2023).

10.20
Indenture and Security Agreement, dated as of December 13, 2023 by and between Athena CLO II, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 15, 2023).

10.21
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

10.25	Amended and Restated Dividend Reinvestment Plan, effective as of May 6, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed May 9, 2024).
10.26
Indenture and Security Agreement, dated as of August 15, 2024 by and between Athena CLO IV, LLC, as Issuer and State Street Bank and Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 19, 2024).

10.27
Loan Sale Agreement, dated as of August 15, 2024, between Blue Owl Technology Finance Corp. II, as Seller and Athena CLO IV, LLC, as Purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 19, 2024).

10.28
Loan Sale Agreement, dated as of August 15, 2024, between Athena Funding II LLC, as Seller and Athena CLO IV, LLC, as Purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 19, 2024).

10.29
Collateral Management Agreement, dated as of August 15, 2024, between Athena CLO IV, LLC and Blue Owl Technology Credit Advisors II LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 19, 2024).

10.30
Amendment No. 1 to Loan and Management Agreement, dated as of August 20, 2024, among Athena Funding II LLC, as Borrower, Blue Owl Technology Finance Corp. II, as Collateral Manager and Transferor, MUFG Bank, Ltd., as Administrative Agent, each of the Lenders party thereto, State Street Bank and Trust Company, as Collateral Agent, Collateral Administrator and Successor Collateral Custodian, and Alter Domus (US) LLC, as Resigning Collateral Custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 21, 2024).

10.31
Third Amendment to Senior Secured Credit Agreement, dated as of December 20, 2024, between Blue Owl Technology Finance Corp. II, as Borrower, the Lenders party thereto, and Truist Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 23, 2024).

19.1*	Insider Trading Policy
21.1*	List of Subsidiaries.
24	Power of attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of the Independent Registered Public Accounting Firm on Supplemental Information
99.2*	Supplemental Financial Information of Blue Owl Credit SLF LLC (unaudited) as of and for the period from May 6, 2024 (Date of Inception) to December 31, 2024.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________
*Filed herein

**Furnished herein.
Item 16. Form 10-K Summary
Not applicable.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Owl Technology Finance Corp. II

Date: March 4, 2025	By:	/s/ Jonathan Lamm
Jonathan Lamm
Chief Operating Officer and Chief Financial Officer

Each person whose signature appears below constitutes and appoints Craig W. Packer and Jonathan Lamm, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2024, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 4, 2025.

Name	Title

/s/ Craig W. Packer	Chief Executive Officer and Director
Craig W. Packer

/s/ Edward D’Alelio	Director and Chairman of the Board of Directors
Edward D’Alelio

/s/ Christopher M. Temple	Director and Chairman of the Audit Committee
Christopher M. Temple

/s/ Eric Kaye	Director and Chairman of the Nominating and Corporate Governance
Eric Kaye	Committee

/s/ Melissa Weiler	Director
Melissa Weiler

/s/ Victor Woolridge	Director
Victor Woolridge

/s/ Jonathan Lamm	Chief Operating Officer, Chief Financial Officer
Johnathan Lamm

/s/ Matthew Swatt	Co-Chief Accounting Officer, Co-Controller, and Co-Treasurer
Matthew Swatt

/s/ Shari Withem	Co-Chief Accounting Officer, Co-Controller, and Co-Treasurer
Shari Withem